Form 10-Q
period 1995-03-31
SUN COAST INDUSTRIES INC /DE/
filed 1995-05-15
CIK 319129

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   Form 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                     For the Quarter Ended  March  31, 1995

                         Commission File Number 0-10937

                           SUN COAST INDUSTRIES, INC.
                           (Exact name of Registrant)



         Delaware                                        #59-1952968
- -----------------------------                -----------------------------------
  (State of Incorporation)                    (IRS Employer Identification No.)



                2700 South Westmoreland Ave., Dallas, TX  75233
                -----------------------------------------------
                    (Address of principal executive offices)


                                (214) 373-7864
                        -------------------------------
                        (Registrant's telephone number)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  X     No
                                   ---       ---

Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of the close of the period covered by this report.

           Class                          Outstanding at March 31, 1995
           -----                          -----------------------------
 Common stock $0.01 par value                       4,005,629

                           SUN COAST INDUSTRIES, INC.
                                     INDEX





Part I. Financial Information
- -----------------------------


Item I - Financial Statements

     Consolidated Balance Sheets -- March 31, 1995
     and June 30, 1994                                               3

     Consolidated Statements of Income -- Nine  Months
     ended  March 31, 1995 and 1994                                  5

     Consolidated Statements of Income -- Three
     Months ended March 31, 1995 and 1994                            6

     Consolidated Statements of Cash Flows -- Nine  Months           7
     ended  March 31, 1995 and 1994

     Notes to Consolidated Financial Statements                      8

Item II - Management's Discussion and Analysis of Financial
     Condition and Results of Operations                            12


Part II. Other Information
- --------------------------

Items 1 through 6                                                   16



                         PART I. FINANCIAL INFORMATION

                          Item I. FINANCIAL STATEMENTS

                           SUN COAST INDUSTRIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)



                                                                     March 31,
                                                                       1995                                 June 30,
                                                                    (unaudited)                               1994
                                                                  ----------------                        ------------
ASSETS

Current assets:
  Cash and cash equivalents                                       $            50                         $    1,824
  Accounts receivable, net of allowance for
    doubtful accounts of $205 and $163                                     11,167                              9,519
  Inventories                                                              14,597                              9,864
  Other current assets                                                        791                              1,162
                                                                  ---------------                         ----------

      Total current assets                                                 26,605                             22,369


Property, plant and equipment, net of accumulated
  depreciation of $18,088 and $15,132                                      28,294                             24,555
Intangible assets                                                             700                              1,146
Other assets                                                                1,410                              1,814
                                                                  ---------------                         ----------

      Total assets                                                $        57,009                         $   49,884
                                                                  ===============                         ==========

          See accompanying notes to consolidated financial statements.

                           SUN COAST INDUSTRIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)




                                                                       March 31,
                                                                         1995                             June 30,
LIABILITIES AND STOCKHOLDERS' EQUITY                                  (unaudited)                           1994
                                                                      -----------                           -----
Current liabilities:
  Accounts payable                                                     $    5,614                         $    6,493
  Accrued expenses                                                          2,144                              3,702
  Current portion
    of long-term debt                                                       1,500                              1,498
  Deferred income taxes                                                       719                                795
                                                                       ----------                         ----------


      Total current liabilities                                             9,977                             12,488

Other liabilities                                                              45                                 90
Long-term debt                                                             26,847                             19,730
Deferred income taxes                                                       2,001                              1,868
                                                                       ----------                         ----------

    Total liabilities                                                      38,870                             34,176
                                                                       ----------                         ----------



Stockholders' equity:
  Common stock, $.01 par value; 40,000,000
     shares authorized; issued and outstanding,
     4,005,629 and 3,974,314                                                   40                                 40
  Additional paid-in capital                                               11,298                             11,054
  Retained earnings                                                         6,801                              4,614
                                                                       ----------                         ----------
      Total stockholders' equity                                           18,139                             15,708
                                                                       ----------                         ----------


      Total liabilities and stockholders' equity                       $   57,009                         $   49,884
                                                                       ==========                         ==========




          See accompanying notes to consolidated financial statements.

                           SUN COAST INDUSTRIES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                                  Nine Months Ended
                                                                                      March 31,
                                                                                      ---------
                                                                                1995               1994
                                                                                ----               ----
Sales                                                                        $   65,141          $  53,048

Costs and expenses:
  Cost of sales                                                                  50,770             40,504
  Selling, general and administrative expense                                     9,588              7,722
  Interest, net                                                                   1,313                812
  Restructuring charge                                                            -                    642
                                                                             ----------          ---------


                                                                                 61,671             49,680
                                                                             ----------          ---------

Income before provision for income taxes                                          3,470              3,368
  Provision for income taxes                                                     (1,283)            (1,224)
                                                                             ----------          ---------

                       Net income                                            $    2,187          $   2,144
                                                                             ==========          =========


Net income per common share                                                  $     0.53          $    0.54
                                                                             ==========          =========





          See accompanying notes to consolidated financial statements.

                           SUN COAST INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                 (dollars in thousands, except per share data)


                                                                                  Three Months Ended
                                                                                        March 31,
                                                                                        ---------
                                                                           1995                            1994
                                                                           ----                            ----
Sales                                                                    $21,562                         $ 18,875

Costs and expenses:
  Cost of sales                                                           17,212                           14,230
  Selling, general and administrative expense                              3,303                            2,657
  Interest, net                                                              514                              232
                                                                         -------                         --------


                                                                          21,029                           17,119
                                                                         -------                         --------

Income before provision for income taxes                                     533                            1,756
        Provision for income taxes                                          (230)                            (659)
                                                                         -------                         --------

                       Net income                                        $   303                         $  1,097
                                                                         =======                         ========


Net income per common share                                              $  0.07                         $   0.28
                                                                         =======                         ========





          See accompanying notes to consolidated financial statements.

                           SUN COAST INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (dollars in thousands)


                                                                Nine Months Ended
                                                                    March 31,
                                                                    ---------
                                                               1995             1994
                                                               ----             ----
Cash flows from operating activities:
  Net income                                                $  2,187         $  2,144
  Adjustments to reconcile net income to
    net cash provided by operations:
    Depreciation and amortization                              3,596            2,404

  Changes in:
    Accounts receivable                                       (1,648)            (543)
    Inventories                                               (4,733)          (1,382)
    Other current assets                                         371           (1,629)
    Other assets                                                 234             (719)
    Accounts payable and accrued expenses                     (2,482)           1,231
    Deferred taxes                                                57             (119)
                                                            --------         --------

     Net cash (used in) provided by operations                (2,418)           1,387
                                                            --------         --------

Cash flows from investing activities:

  Capital expenditures                                        (6,720)          (5,256)
                                                            --------         --------

Net cash used in investing activities                         (6,720)          (5,256)
                                                            --------         --------
Cash flows from financing activities:

  Net proceeds from revolving line                             6,871            2,890
  Proceeds from long-term debt                                 3,198              610
  Reductions of long-term debt                                (2,950)            (561)
  Issuance of Common Stock                                       245               25
                                                            --------         --------

      Net cash provided by financing activities                7,364            2,964
                                                            --------         --------

      Decrease in cash and cash equivalents                   (1,774)            (905)
      Cash and cash equivalents at beginning
        of period                                              1,824            1,229
                                                            --------         --------
      Cash and cash equivalents at end of period            $     50         $    324
                                                            ========         ========

          See accompanying notes to consolidated financial statements.

                           SUN COAST INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH  31, 1995



NOTE 1 - THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


         Basis of Presentation

         The Company's (defined below) interim financial statements are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto in its Form 10-K and Annual Report to Stockholders for the year ended June 30, 1994.

         In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair statement of the results of operations for the interim periods presented.


         Description of Business

         Sun Coast Industries, Inc. (the "Company") manufactures and sells melamine and urea resins and compounds and, from these and other materials, molds consumer and commercial plastic products, including dinnerware, drinkware and closures. The Company has manufacturing facilities in Texas, Florida and Tennessee and offers its products through five divisions. The Chemical Division manufactures melamine and urea resins and compounds, which it supplies to other manufacturers and uses in producing its own consumer and food service products. The Consumer and Food Service Divisions manufacture compression molded melamine dinnerware and injection molded plastic drinkware, which the Company sells to retail and commercial markets. The Closures Division manufactures linerless, foil or foam lined and tamper-evident plastic closures and lids. These closures are used to bottle or package food, beverage, chemical and pharmaceutical products. The Custom Laminates Division is a start-up division employing the Company's proprietary process that permits lamination of images in a range of design, color and detail for use in furniture and countertops.


         Industry Segment

         The Company operates in a single industry segment, supplying consumer related plastic products on a direct and indirect basis, utilizing similar production processes and methods.

                           SUN COAST INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               MARCH  31, 1995




NOTE 1 - THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont'd)

         Principles of Consolidation

         The consolidated financial statements include accounts of the Company and its subsidiaries, all of which are wholly-owned. All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts in previously issued financial statements have been reclassified to conform with the current period financial statement presentation.

         Inventories

         The Closures Division's inventories are valued at the lower of cost or market, with cost determined utilizing the first-in, first-out (FIFO) method. Substantially all other inventories are valued at the lower of cost or market, with cost determined utilizing the last-in, first-out (LIFO) method.

         Property, Plant and Equipment

         Property, plant and equipment are carried at cost and depreciated using the straight-line method over the estimated useful lives of the related assets. Lives assigned to asset categories are 5 to 15 years for machinery and equipment, 30 to 35 years for buildings, and 5 years
         for molds.   Machinery and equipment under capital leases are stated
         at the present value of minimum lease payments. Renewals and improvements that significantly add to the productive capacity or extend the useful life of an asset are capitalized. Repairs and maintenance are charged to expense as incurred.

         Intangible Assets

         Intangible assets are stated at cost and consist primarily of patents, goodwill and licensing rights. Intangible assets are amortized on the straight-line method over their estimated useful lives. The carrying values and amortization periods of intangibles are periodically evaluated by the Company to determine whether current events and circumstances warrant adjustment.

                           SUN COAST INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH  31, 1995



NOTE 1 - THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont'd)

         Advertising Costs

         The Company expenses the costs of advertising as incurred, except for direct-response advertising and catalog costs which are capitalized and amortized over their expected periods of future benefit (generally six months). Direct response advertising and catalog costs consist primarily of printing and contract services for catalogs to market the Company's products.

         Income Taxes

         In 1994, the Company adopted the guidelines of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109") on a retroactive basis. The cumulative effect of the change in method of accounting has been reported as an adjustment of beginning deficit for the year ended June 30, 1992. Under Statement 109, deferred income taxes are provided for temporary differences between financial and tax reporting. Income taxes are provided for taxes currently payable based on taxable income.

         Environmental Costs

         A liability for environmental assessments and/or cleanup is accrued when it is probable a loss has been incurred and is estimable. No significant liabilities were in existence at March 31, 1995 and June 30, 1994.

         Net Income Per Common Share

         Net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during each period after giving effect to stock options and warrants considered to be dilutive common stock equivalents. There were 4,129,960 and 3,959,636 weighted average number of shares outstanding for the nine
         months ended March 31, 1995 and 1994, respectively.   The weighted
         average number of common shares outstanding was 4,080,193 and 3,961,553 for the three months ended March 31, 1995 and 1994, respectively.

                           SUN COAST INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH  31, 1995



NOTE 1 - THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont'd)

         Revenue Recognition

         Sales are recognized when the product is shipped.

         Research and Development

         Research and development costs associated with new product development and testing are expensed as incurred.

         Statement of Cash Flows

         For purposes of the statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.



NOTE 2 - INVENTORIES

                                                                         March 31,
                                                                           1995                             June 30,
                                                                        (unaudited)                          1994
                                                                        -----------                         ------
                                                                                        (in thousands)
          Raw Materials                                                    $  6,979                            3,471
          Work-in-process                                                     2,061                              917
          Finished  good                                                      5,595                            5,185
                                                                           --------                         --------
                                                                             14,635                            9,573
          Obsolescence reserve                                                 (145)                             (51)
          LIFO Reserve                                                          107                              342
                                                                           --------                         --------
                                                                           $ 14,597                         $  9,864
                                                                           ========                         ========

Approximately 83% and 78% of the consolidated inventories were valued using the LIFO method for the nine months ended March 31, 1995, and the year ended June 30, 1994, respectively. Replacement cost approximates LIFO cost at March 31, 1995 and June 30, 1994.

Item II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Three Months Ended March 31, 1995, Compared to the Three Months Ended
                                March  31, 1994

         Sales for the three months ended March 31, 1995, increased $2,687,000 or 14.2%, when compared to the same period in 1994. Closure sales increased 10.4%, resulting from the addition of new products and customers. Consumer and food service sales increased 11%, as a result of aggressive new advertising and promotional campaigns recently introduced as well as expansion into new markets (principally children's dinnerware) and development of new products. The increase in chemical product sales of 19.1% was primarily the result of increased market share due, the Company believes, to superior service and high quality of product. Sales increases for all divisions were also attributed to sales price increases.

         Cost of sales as a percentage of net sales increased from 75.4% to 79.8% during the quarter ended March 31, 1995. The decline in gross margin was the direct result of raw material price increases.

         Selling, general and administrative expense ("SG&A") increased $646,000 due to increased volume, product development costs,
         advertising campaigns and non-recurring professional fees.   SG&A
         spending represented 15.3% of sales for the three months ended March 31, 1995, compared to 14.1% for the three months ended March 31, 1994.

         Due to increased borrowing levels and rises in interest rates, interest expense increased $282,000 during the quarter ended March 31, 1995.

         Net income decreased $794,000 (72.4%) to $303,000 ($0.07 per share)
         from $1,097,000 ($0.28 per share) recorded in the comparable prior fiscal period primarily because of the impact on gross margin of raw material price increases and the delay in passing these increases on to customers.


      Nine Months Ended March 31, 1995, Compared to the Nine Months Ended
                                 March 31, 1994

         Sales increased 22.8% to $65.1 million for the nine months ended March 31, 1995 from $53.0 million for the nine months ended March 31, 1994. Sales in the Chemical Division increased by 20.4% to $25.6 million for the nine months ended March 31, 1995, from $21.3 million in the same period in 1994, primarily as a result of increased market share due, the Company believes, to superior service and high product quality. Sales in the Consumer and Food Service Divisions increased by 35.4% to $19.9 million for the nine months ended March 31, 1995, from $14.7 million in the same period in 1994, resulting from expansion into new markets (principally children's dinnerware) as well as new advertising and promotion campaigns and development of new products. Sales in the Closures Division increased 14.9% to $19.6 million for the nine months ended March 31, 1995, from $17.1 million for the same period in 1994, resulting from the addition of new products and customers.

Item II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd)


         Cost of sales as a percentage of sales increased to 77.9% for the nine months ended March 31, 1995, from 76.4% in the same period in 1994. The decline in gross margin was primarily the result of raw material price increases and delays in increasing prices charged to customers. Raw materials prices have increased significantly during the nine months ended March 31, 1995, and may increase further during the year.

         SG&A increased by 24.2% to $9.6 million for the nine months ended March 31, 1995, from $7.7 million for the same period in 1994 due to increased sales volume, product development costs, research and development costs and advertising campaigns. SG&A increased as a percentage of sales to 14.7% for the nine months ended March 31, 1995, from 14.6% for the nine months ended March 31, 1994.

         Interest expense increased 61.7% to $1,313,000 for the nine months ended March 31, 1995, from $812,000 for the same period in 1994 due to increased borrowing and higher interest rates on outstanding loan amounts. The average borrowing during the nine months ended March 31, 1995, was $23.9 million compared to $17.8 million for the same period in 1994.

         Net income increased 2% to $2.2 million ($0.53 per share) for the nine months ended March 31, 1995, from $2.1 million ($0.54 per share) for the nine month period ended March 31, 1994, as a result of higher sales volume, yet reduced gross margin and the other factors described above (the number of shares outstanding also increased 4.3% between the two periods.) In the second quarter of fiscal 1994, the Company recorded a non- recurring restructuring charge of $642,000 which included costs related to a reduction in the number of its employees by approximately 5% and the consolidation of certain manufacturing and corporate functions such as management information systems, insurance coverage and benefit programs. Approximately $370,000 of the charge related to severance packages, related legal services and outplacement services. Approximately $80,000 related to consolidation of manufacturing operations and the remainder of the charge related to non-recurring fees and costs incurred to outsource and consolidate certain corporate functions. Cost savings of approximately $1.0 million are anticipated annually as a result of this restructuring. However, these cost savings have been and will likely continue to be offset by additional investment in new product and market development and marketing efforts.

                           SUN COAST INDUSTRIES, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         Liquidity and Capital Resources

         For the nine months ended March 31, 1995, the Company experienced negative cash flow from operations of $2.4 million, primarily as a result of an increase in accounts receivable of $1.6 million, additional investment in inventory of $4.7 million and a reduction in payables and accrued expenses of $2.7 million, all of which are related to the growth in sales and advance purchases of inventory to offset raw material price increases. As a result, working capital increased by $6.9 million between June 30, 1994 and March 31, 1995. Working capital requirements may increase further in fiscal 1995.

         Capital expenditures for the nine months ended March 31, 1995, were $6.7 million and are expected to be approximately $8 to $10 million for all of fiscal 1995. These expenditures relate primarily to expanding capacity to meet increased sales demand and implementing productivity improvements.

         To finance capital expenditures activity and increased working capital requirements, the Company borrowed an additional $7.1 million under its credit facility during the nine months ended March 31, 1995. Substantially all of the capital expenditures are discretionary and have been funded primarily from borrowings under the Company's credit facility.

         At March 31, 1995, the Company had cash equivalents of $50,000 and working capital of $16.6 million. In addition, the Company had long-term debt outstanding of $28.3 million (including current portion), with a weighted average interest rate at March 31, 1995, of 7.8%.

         The Company's existing credit facility of $33.3 million is secured by substantially all the assets of the Company. The facility provides for borrowings under three separate note arrangements - (i) a $7.3 million term loan with $3.8 million payable in quarterly installments through April 1, 2001 and $3.5 million payable in annual installments of $1.0 million on April 1, 1996, $1.25 million on April 1, 1997, and $1.25 million on April 1, 1998. (ii) a $11.0 million capital expenditure term loan payable in quarterly installments through April 1, 2000, and (iii) a $15.0 revolving loan. As of March 31, 1995, outstanding borrowings under the credit facility included $7.2 million under the term loan, $8.0 million under the capital expenditure term loan, and $10.4 million under the revolving credit line. At March 31, 1995, incremental borrowing availability under the credit facility was approximately $3.0 million under the capital expenditure term loan and $4.6 million under the revolving credit line. In addition, the credit facility provides for the issuance of up to $2.0 million of letters of credit, subject to the borrowing availability under the revolving credit line.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                      Sun Coast Industries, Inc.
                      ----------------------------------------------------------
                      Registrant


 4/28/95              By:  /s/ R. CARTER PATE
- ---------                 ------------------------------------------------------
  Date                     R. Carter Pate, Chief Executive Officer and President


 4/28/95              By:  /s/ CYNTHIA R. MORRIS
- ---------                 ------------------------------------------------------
  Date                     Cynthia R. Morris, CFO, Secretary and Treasurer

                           SUN COAST INDUSTRIES, INC.
                                 MARCH 31, 1995




PART 11 - OTHER INFORMATION


         Item 1 - Legal Proceedings

         None.

         Items 2 and 3 - Modification of Rights of Registrants' Securities and Details on Senior Securities

         None.

         Item 4 - Submission of  Matters to a Vote of Security Holders

         None.

         Item 5 - Subsequent Event

         None.

         Item 6 - Exhibits and Reports in Form 8K

         (a)     Exhibits:

                 Exhibit 27  Financial Data Schedule

         (b) No current reports on Form 8-K were filed during the quarter ended September 30, 1994.

                              INDEX TO EXHIBITS



                                                                             SEQUENTIALLY
EXHIBIT                                                                        NUMBERED
NUMBER              DESCRIPTION                                                  PAGE
- -------             -----------                                              ------------

27       Financial Data Schedule.
