Form 10-K405
period 1995-06-30
SUN COAST INDUSTRIES INC /DE/
filed 1995-09-28
CIK 319129

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                         ______________________________

                                   FORM 10-K
  (Mark One)
     (X)     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
             THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
      FOR THE FISCAL YEAR ENDED: JUNE 30, 1995
                                 _____________

                                     OR

     ( )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
             THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
     FOR THE TRANSITION PERIOD FROM __________________ TO __________________

                        COMMISSION FILE NUMBER:  0-10937

                           SUN COAST INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                                          59-1952968
      (State or other jurisdiction                             (I.R.S. Employer
    of incorporation or organization)                        Identification No.)

     2700 SOUTH WESTMORELAND AVENUE
              DALLAS, TEXAS                                         75233
(Address of principal executive offices)                          (Zip Code)

                                 (214) 373-7864
                         Registrant's telephone number,
                              including area code

          Securities registered pursuant to Section 12(b) of the Act:

         Title of each class                Name of exchange on which registered
COMMON STOCK, PAR VALUE $.01 PER SHARE             NEW YORK STOCK EXCHANGE

       Securities registered pursuant to Section 12(g) of the Act:  NONE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    YES  x   NO
                                                 ---     ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendment
to this Form 10-K.      x
                       ---

         THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES (AFFILIATES BEING DIRECTORS, EXECUTIVE OFFICERS AND HOLDERS OF MORE THAN 5% OF THE COMPANY'S COMMON STOCK) OF THE REGISTRANT AT SEPTEMBER 14, 1995 WAS APPROXIMATELY $ 31,075,000.

         THE NUMBER OF SHARES OF THE REGISTRANT'S COMMON STOCK, PAR VALUE ONE CENT ($.01) PER SHARE, OUTSTANDING AT SEPTEMBER 14, 1995 WAS 4,009,629.

                     DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive proxy statement prepared for use in connection with the registrant's 1995 Annual Meeting of shareholders to be held December 5, 1995, have been incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed on or about October 27, 1995.

                                    PART 1.

ITEM 1.                            BUSINESS

GENERAL

         Sun Coast Industries, Inc. ("Sun Coast" or the "Company") manufactures and sells melamine and urea resins and compounds and, from these and other materials, molds Consumer Products and commercial plastic products, including dinnerware, drinkware and closures. Sun Coast's five divisions have generated synergies through similar manufacturing processes, combined purchasing of raw materials and developed proprietary technologies, enabling the Company to realize manufacturing efficiencies and a significant presence in markets for several of its products. The Chemical Division manufactures melamine and urea resins and compounds, which it supplies to other manufacturers and uses in producing Suncoast's Consumer Products and Foodservice products. The Consumer Products and Foodservice Divisions manufacture compression molded melamine dinnerware and injection molded plastic drinkware and other household products, which Sun Coast sells to retail and commercial markets. The Closures Division manufactures linerless, foil or foam lined and tamper-evident plastic closures and lids. These closures are used in the bottling and packaging of food, beverage, chemical and pharmaceutical products. The Custom Laminates Division is a start-up division employing Sun Coast's proprietary process that permits lamination of images in a range of design, color and detail.


CHEMICAL DIVISION

         Sun Coast manufactures melamine and urea resins and molding compounds at its facilities in Dallas, Texas, and Murfreesboro, Tennessee. Sun Coast believes that its proprietary formulations and technical expertise enable it to provide consistently high quality chemical products. The Company sells these products directly to its customers, which use them as raw materials in their own manufacturing processes.

         Melamine resists scratching, breaking and chipping; it also resists grease and weak acid; and it is odorless and easy to clean. Urea is similar in nature but less expensive to produce and less durable than melamine. Sun Coast uses its own melamine compounds to manufacture dinnerware and it supplies melamine compounds to other manufacturers of dinnerware and Consumer Products. Sun Coast is also a leading supplier of melamine resin to manufacturers of decorative laminate, which is used for countertops and tabletops and other furniture and fixture surfaces.

Sun Coast is a leading supplier of urea and melamine molding compounds to U.S. manufacturers of electrical outlet and switch plates.

         Melamine resin is made principally from melamine crystals, formaldehyde and water which are combined in a heated reactor. Urea resin is made using a similar process with the same raw materials, with the substitution of urea crystals for melamine crystals. Molding compounds are made from melamine or urea resin and purified cellulose fillers, pigments, plasticizers and curing agents. These materials are combined in a wet mixture, dried and ground to a fine powder.

         There are three other major U.S. suppliers of melamine and urea molding compounds similar to those supplied by the Company and many major suppliers of melamine and urea resins. Some of these suppliers have greater resources than the Company and are parts of large, diversified companies. In this highly competitive market, the Company competes on the basis of product quality, customer service and price.

CONSUMER PRODUCTS DIVISION

         Sun Coast manufactures and, through Company and independent sales representatives, markets melamine dinnerware and injection molded plastic drinkware and housewares to retail distribution channels. In fiscal 1994, the Company entered the market for licensed children's products. These products include dinnerware, flatware and drinkware decorated with popular children's characters. The Company has also recently begun to market imported plastic dinnerware and drinkware.


         Melamine dinnerware is considered the top-of-the-line plastic dinnerware. It is harder than other plastic dinnerware and generally more durable than most other dinnerware, including that made of china, pottery, glass and other plastics. Sun Coast offers melamine dinnerware in designer styles and colors that enhance product demand. The Company compression molds melamine dinnerware from its own molding compounds at its Dallas, Texas facility.

         During fiscal 1995, the Company acquired all of the issued and outstanding capital stock of Nova Plast, S.A. de C. V. (Nova Plast), a Mexican company. At its plant in Mexico City, Nova Plast manufactures plastic Consumer Products for sale primarily in Mexico. Sun Coast intends to move a portion of its domestic dinnerware production to Nova Plast over the next year.

         Sun Coast also manufactures and distributes injection molded drinkware and other household products at its Dallas, Texas and Mexico City, Mexico facilities, using high speed injection molds and machinery. Injection molded resins, such as styrene, SAN, polypropylene and polyethylene, are molded under heat and pressure and cooled to form the desired shape. Sun Coast's primary market is the United States, with additional sales in Mexico and Canada.

         The dinnerware and housewares market includes disposables, china and pottery, glass and permanent plastic. Across all these categories, there are many manufacturers in the U.S. and abroad that have greater resources than the Company and are parts of large, diversified companies. However, the Company is aware of only three principal U.S. competitors that manufacture melamine dinnerware and believes that it has one of the largest market shares. In this highly competitive market, the Company competes on the basis of product quality, price and customer service. Lower labor costs related to manufacture in Mexico are planned to improve the Company's competitive position.


FOODSERVICE DIVISION

         Sun Coast manufactures and sells melamine dinnerware and injection molded plastic drinkware to the restaurant and hotel market. The Foodservice Division sells these products directly and through distributors and independent representatives. The Company also sells these products, and insulated meal distribution systems, directly to schools, hospitals, nursing homes and correctional facilities.

         Melamine's durability and other physical qualities make it attractive and cost effective for use in commercial and institutional settings, where heavy use and breakage are common. Melamine weighs less than China, is break resistant and of high quality. Moreover, the ability to incorporate decorative and customized colors, designs and logos in melamine dinnerware also contribute to demand in these markets.

         Sun Coast markets its melamine dinnerware and drinkware products to restaurants and institutions as more durable substitutes for china and glass products. Melamine dinnerware is an environmentally friendly alternative to disposables. With respect to Foodservice products, the Company faces many of the same competitive circumstances noted above in connection with Consumer Products.

CLOSURES DIVISION

         Sun Coast manufactures linerless, foil or foam lined and tamper-evident plastic closures and lids. The Company markets these products directly, and through distributors and sales representatives, to manufacturers of packaged food, beverages, pharmaceuticals and chemicals. These plastic closures seal food, beverage, pharmaceutical and chemical containers also made of plastic.

         Plastic closures are injection molded from polypropylene or polyethylene. Key factors such as cycle time, the optimal number of mold cavities and the quality of the mold are important in attaining production efficiency and cost control. Sun Coast prototypes custom closures for the purpose of testing and qualifying the closures for use with customers' products.

         Plastic closures offer an advantage over metal ones, because metal closures may chemically react with some foods. Plastic closures also allow the use of a foil lined induction inner-seal for tamper evidence -- a feature metal closures lack. Sun Coast's lined closures are used with a variety of food and beverage products, including juices, sauces, dressings and peanut butter. The design of the Company's Sun-Tab foil seal, widely used in peanut butter packaging, incorporates a series of three small tabs that extend over the edge of the container. The consumer grasps any one of the tabs to remove the entire liner. Sun Coast owns several patents encompassing closure and tamper-evident band designs as well as a patent on a plastic closure for hermetic, pressure or vacuum sealing of glass or plastic bottles and jars.

         The Company's Sun-Twist closure is used as a tamper-evident, easy-opening seal for "hot-fill" beverages, including fruit juices, teas and isotonic sport drinks. The "hot-fill" market is one of the fastest growing for the Closures Division. This market has developed in connection with beverage packers' replacement of glass bottles with polyethylene terephthalate ("PET") bottles, which are highly attractive to Consumer Products because they are lightweight and have the clarity of glass.

         Sun Coast competes with several major corporations and numerous smaller companies in the highly competitive closures market. The Company is a medium size manufacturer in this industry and competes primarily on price, quality, delivery and service.

CUSTOM LAMINATES DIVISION

         The Custom Laminates Division markets the products from a process developed by Sun Coast that permits high pressure lamination of printed graphics in a complete range of color, shading and detail. The Company is marketing the process for use in children's furnishings and products, kitchen and bath counters and backsplashes and commercial fixtures. The Custom Laminates Division began operations in the fourth quarter of fiscal 1994 and has not generated significant sales to date.


HISTORICAL BACKLOG

         The Company's backlog is comprised of written purchase orders and contracts, substantially all of which are cancelable on short -- generally 30 days' -- notice. There is no assurance that some portion of the backlog may not be canceled or that the level of backlog at any particular time is an appropriate indicator of the future operating performance of the Company.

         Backlog for products of the Chemical Division increased 11.6% to $1,655,000 at June 30, 1995 from $1,482,000 at June 30, 1994. This increase reflects increased prices due to raw material costs as well as increased market share, which management attributes to the consistency of the Chemical Division's product quality and its level of customer service.

         Backlog for products of the Consumer Products and Foodservice Divisions decreased 36.7% to $1,150,000 at June 30, 1995 from $1,818,000 at
June 30, 1994.   This decrease reflects the current sluggish retail economy and the efforts being made by retailers to reduce their inventory levels.

         Backlog for products of the Closures Division decreased 30.0% to $34,163,000 at June 30, 1995 from $48,785,000 at June 30, 1994. This decrease reflects shorter term purchase commitments as customers attempt to manage inventory levels. In addition, the Company has de-emphasized long term contracts due to the recent and dramatic increases in raw material costs.

         In the Chemical, Consumer Products and Foodservice Divisions, orders are generally shipped within 30 to 60 days of receipt. In the Closures Division, orders are based primarily on customers' annual estimated needs. Other orders are for specific quantities and some are multi-year. Customer commitments require delivery of a quantity of closures per month for a specific number of months, with seasonal variations. These commitments are generally subject to cancellation at the discretion of the customer on 30 days' notice to the Company; however, longer term contracts do include cancellation penalties. Customer written purchase orders for specific quantities are generally filled as received, either out of inventory or current production.

MAJOR CUSTOMERS

         The Company frequently bids for large contracts for its chemical products and any such bid, if successful, may result in one customer accounting for more than 10% of the Company's sales in a given fiscal year. In fiscal 1995, sales of chemical products to Wilsonart International, Inc. and Eagle Plastics, Inc. accounted for approximately $12.3 million or 14.3% and $9.4 million or 10.9%, of the Company's sales, respectively.

         The Company has sold chemical products to Wilsonart International, Inc. for more than 20 years on the basis, the Company believes, of quality, service, delivery and price. Wilsonart International, Inc. and Eagle Plastics buy through purchase orders issued periodically, which can be discontinued at any time. Management believes that the Company has a good relationship with both Wilsonart International, Inc. and Eagle Plastics, however, the loss of either of these customers or a significant portion of its business, could adversely affect the business and financial condition of the Company. See Note 11 of Notes to the Consolidated Financial Statements.

RESEARCH AND DEVELOPMENT

         The Company has research and development laboratories at its principal manufacturing facilities in Texas and Florida, where it continuously tests its products and endeavors to develop new products to complement those presently offered. The Company employs five people in research and development, including one Ph.D. and three chemists. Research and development expenditures for fiscal 1993, 1994, and 1995 were $514,000, $731,000, and $1,287,000, respectively.

RAW MATERIALS

         The principal raw materials used by the Company in manufacturing plastic products and compounds are melamine crystals, urea crystals, styrene acrylonitrile, polypropylene and polyethylene resins, formaldehyde, cellulose fillers, pigments, plasticizers, curing agents and lining material. These materials historically have been available in sufficient quantities for the Company's needs.

         Although the cost of raw materials used in the Company's operations had been relatively stable for several years, their prices increased significantly during fiscal 1995. Costs continued to escalate from the second through fourth quarter. The most dramatic change was in the prices of formaldehyde and melamine. These repeated cost increases have had a significant impact on gross margin and earnings during fiscal 1995. It is too early to determine their impact on future earnings since some costs continue to increase even though others are beginning to decline. See additional discussion in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

EMPLOYEES

         At June 30, 1995 Sun Coast had 696 employees, of whom 233 were office or clerical and 463 hourly manufacturing. Local No. 745 of the International Brotherhood of Teamsters, Chauffers, Warehousemen and Helpers of America is the exclusive collective bargaining agent for the approximately 277 hourly manufacturing employees at the Company's Dallas, Texas facility pursuant to a three-year union contract which expires on March 31, 1998. None of the Company's 145 hourly employees at its Sarasota, Florida facility, its 37 hourly employees at its Mexico City facility or the four hourly employees at its Murfreesboro, Tennessee facility is represented by a labor union. Management believes that it has a good relationship with its employees.


ITEM 2.                                PROPERTIES

         The Company owns a 72,000 square foot office, manufacturing and warehouse building in Sarasota, Florida and two facilities in Dallas, Texas -- one consisting of a 348,000 square foot office and manufacturing building and a 75,000 square foot warehouse and the other consisting of a 60,000 square foot manufacturing building. At the Florida facility, the Company manufactures closures. At the larger Texas facility, the Company manufactures melamine and plastic injection molded Consumer Products and Foodservice products and chemical products. Both Texas facilities secure the Company's existing indebtedness. The Company also leases a 40,000 square foot warehouse in Sarasota. In Mexico City, Mexico, the Company leases a 9,843 square foot office, manufacturing and warehouse facility under a lease expiring in April 1999 and has entered into a one year lease for 6,890 square feet of additional warehouse space effective July 1, 1995. In Murfreesboro, Tennessee, the Company leases approximately 5,000 square feet of space to manufacture chemical products. The Company believes that its properties are adequate for current uses.


ITEM 3.                            LEGAL PROCEEDINGS

The Company is a defendant in certain legal proceedings that management regards as normal to its business. The Company believes that the disposition of these matters will not have a material impact on the financial condition or results of operations of the Company.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                    PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


         Since November 3, 1993, the Common Stock of the Company has been listed on the New York Stock Exchange under the symbol SN. Prior to that date, the Common Stock was listed on the NASDAQ National Market System. The following table sets forth, for the periods indicated, the high and low sales prices per share of the Common Stock.

                                                                                           HIGH         LOW
                                                                                           ----         ---
FISCAL 1994
 First Quarter  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $14.38       $9.25
 Second Quarter . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           10.75        7.75
 Third Quarter  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           13.88        8.25
 Fourth Quarter . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           14.75       12.50

FISCAL 1995
 First Quarter  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $14.88      $11.75
 Second Quarter . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           17.00       13.63
 Third Quarter  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           15.63       10.25
 Fourth Quarter   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           11.38        8.88

         At September 14, 1995, there were approximately 2,500 record holders of the Common Stock.

         The Company has never declared or paid cash dividends on the Common Stock. Management intends to retain any future earnings for the operation and expansion of the Company's business and does not anticipate paying any cash dividends in the foreseeable future. The Company's existing credit facility restricts the Company's ability to pay dividends. See Note 5 of Notes to the Consolidated Financial Statements.

ITEM 6.               SELECTED CONSOLIDATED FINANCIAL DATA

         The following selected financial data for the periods from July 1, 1990 until June 30, 1995 are derived from the consolidated financial statements of the Company which have been audited by KPMG Peat Marwick LLP, independent certified public accountants. The data should be read in conjunction with the Consolidated Financial Statements, the related notes and the audit report, which refers to a retroactive change in the method of accounting for inventory in fiscal 1995, Management's

Discussion and Analysis of Financial Condition and Results of Operations and the other financial information included herein.

                                                              FISCAL YEAR ENDED JUNE 30,
                                                              --------------------------
                                            1991            1992           1993         1994           1995
                                            ----            ----           ----         ----           ----
                                                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
Sales . . . . . . . . . . . . . . . . . . $58,722        $61,944        $66,806       $73,102        $85,987
Costs and expenses:
 Cost of sales(3) . . . . . . . . . . . .  47,370         48,377         50,859        56,318         68,441
 Selling, general and
  administrative  . . . . . . . . . . . .   8,205          8,918          9,310        10,260         14,043
 Interest, net  . . . . . . . . . . . . .   2,210          1,709          1,152         1,124          1,715
 Restructuring charge(1)  . . . . . . . .      -              -              -            642              -
                                          -------     ----------     ----------      --------     ----------
                                           57,785         59,004         61,321        68,344         84,199
                                          -------     ----------     ----------      --------     ----------
 Income (loss) before income taxes
  and extraordinary item (3)  . . . . . .     937          2,940          5,485         4,758          1,788
Provision for income taxes
  (benefit)(3)  . . . . . . . . . . . . .    (475)         1,334          1,796         1,494            743
                                          -------     ----------     ----------      --------     ----------
 Income  before extraordinary
    item(3) . . . . . . . . . . . . . . .   1,412          1,606          3,689         3,264          1,045
Extraordinary item -- (loss) on
  debt restructuring  . . . . . . . . . .    (428)             -              -             -              -
                                          -------     ----------     ----------      --------     ----------
Net income (3)  . . . . . . . . . . . . .    $984         $1,606         $3,689        $3,264         $1,045
                                          =======     ==========     ==========      ========     ==========
Net income per common
  share(2)(3) . . . . . . . . . . . . . .    $.27           $.46           $.93        $.81(1)          $.26
                                          =======     ==========     ==========      ========     ==========



                                                              FISCAL YEAR ENDED JUNE 30,
                                                              --------------------------
                                           1991             1992           1993         1994            1995
                                           ----             ----           ----         ----            ----
BALANCE SHEET DATA:
 Working capital(3) . . . . . . . . . .    $4,684         $4,676         $5,773        $9,655        $13,945
 Total assets(3)  . . . . . . . . . . .    32,072         33,797         37,941        49,542         57,196
 Long-term debt . . . . . . . . . . . .    16,861         13,275         12,930        19,730         27,464
 Stockholders' equity(3)  . . . . . . .     4,719          8,418         12,107        15,482         16,773

---------------
(1) During the second quarter of fiscal 1994, the Company recorded a restructuring charge related to a reduction in its work force and the consolidation of certain corporate functions. Without this non-recurring restructuring charge, the Company would have reported net income per common share of $.91 for fiscal 1994. See Note 7 of Notes to the Consolidated Financial Statements.

(2) Per share data has been restated to reflect the one-for-five reverse stock split effective January 2, 1992.


(3) Balances for fiscal 1994 and prior years have been restated to reflect the change in inventory valuation from the Last-In, First-Out (LIFO) method to the First-In, First-Out,(FIFO) method. See Note 2 of Notes to the Consolidated Financial Statements.


ITEM 7.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion of the results of operations and financial condition should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Report.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, items from the consolidated statements of income as a percentage of sales:


                                                                     FISCAL YEAR ENDED JUNE 30,
                                                                    ----------------------------
                                                                    1993        1994       1995
                                                                    ----        ----       ----
Sales . . . . . . . . . . . . . . . . . . . .                       100.0%      100.0%     100.0%
Costs and expenses:
 Cost of sales  . . . . . . . . . . . . . . .                        76.2        77.1       79.6
 Selling, general and administrative  . . . .                        13.9        14.0       16.3
 Interest, net  . . . . . . . . . . . . . . .                         1.7         1.5        2.0
 Restructuring charge . . . . . . . . . . . .                        -            0.9       -
                                                                  -------      ------    -------
                                                                     91.8        93.5       97.9
                                                                  -------      ------    -------
 Income before income taxes . . . . . . . . .                         8.2         6.5        2.1
 Provision for income taxes . . . . . . . . .                         2.7         2.0        0.9
                                                                  -------      ------    -------
    Net income  . . . . . . . . . . . . . . .                         5.5%        4.5%       1.2%
                                                                  =======      ======    =======



Results of Operations for Fiscal 1995 Compared to Fiscal 1994
Total sales increased 17.6% to $86.0 million during 1995 from $73.1 million in 1994. Approximately 5% of this increase relates to volume increases and the remaining 12% to 13% relates to price increases on the Company's product lines throughout the year. Sales in the Chemical Division increased 17.8% to $33.8 million in 1995 from $28.7 million in

1994. The increase in the Chemical Division is due to price increases and is a result of increased market share due, the Company believes, to superior service and high product quality. Sales in the Consumer Products and Foodservice Divisions increased 21.2% to $25.7 million in 1995 from $21.2 million in 1994, resulting from price increases and expansion into new markets (principally children's dinnerware) as well as new advertising and promotional campaigns and the introduction of new products. The majority of this increase occurred during the first half of the fiscal year as customer resistance to price pass throughs and a downturn in the retail economy severely impacted sales levels during the fourth quarter. Sales in the Closures Division increased 14.2% to $26.5 million in 1995 from $23.2 million in 1994, resulting from price increases and the addition of new products and customers.

Cost of sales as a percentage of sales increased to 79.6% in 1995 from 77.1% in 1994. The decline in gross margin was the result of raw material price increases primarily in the last six months of the year and volume declines in certain product lines during the fourth quarter. Substantially all of the Company's major raw materials incurred unprecedented and repeated price increases ranging from 10% to 110%. The most dramatic increases occurred in the prices of melamine and formaldehyde. Increased foreign demand for melamine due to the weakening of the dollar affected the domestic price of melamine and a world-wide shortage of methanol, a key component of formaldehyde, caused formaldehyde price increases. Pulp also experienced significant increases in price due to paper industry shortages. While the Company is currently experiencing some declines in raw material costs, other costs continue to increase and the overall impact to future earnings is not predictable at present.

Because of the significant increases in raw material costs, the Company raised its prices to its customers during the third and fourth quarters and as a result, the volume of anticipated orders declined. Decreases in volume were also experienced in the Chemical Division due to a slow-down in housing starts which affected the Company's electrical components customers. The most significant fourth quarter volume declines, however, were in the Consumer Products Division which was impacted by a very weak retail economy, in addition to the price increases. The Company's fourth quarter gross margin was also negatively affected by approximately $400,000 in additional reserves for inventory obsolescence. This one-time charge was taken in light of volume declines during the quarter.

Selling, general and administrative expense ("SG&A") increased 35.9% to $14.0 million in 1995 from $10.3 million in 1994. Approximately half of this increase was expected and relates to increased selling and marketing and research and development costs which generally increase proportional to increased sales levels. However, as a percentage of sales, SG&A increased to 16.3% in 1995 from 14.0% in 1994. Approximately half of this increase relates to non-recurring charges such as legal fees, professional costs associated with a canceled equity offering, severance and relocation costs.

Interest expense has increased 52.6% from 1994 to 1995 due to increased borrowings and higher interest rates on outstanding loan amounts. The average borrowing during 1995 was $25.9 million, with higher levels towards the end of the year, compared to an average of $14.2 million during 1994.

Net income decreased 69.7% to $1.0 million ($0.26 per share) for 1995 from $3.3 million ($0.81 per share) for 1994 as a result of higher raw material costs, depressed fourth quarter sales volume and the other non-recurring charges such as the additional obsolescence reserve and legal and professional expenses described above.

Results of Operations for Fiscal 1994 Compared to Fiscal 1993
Total sales increased 9.4% to $73.1 million during 1994 from $66.8 million in 1993. Price increases were at a minimum during 1994 and increased sales were attributable to unit volume increases and new product development, primarily in the Closures Division whose sales increased 22.6% or $4.3 million compared to the prior year. The new product introduction in this division was its proprietary closure for the growing "hot-fill" beverage market. The Consumer Products and Foodservice Divisions experienced relatively flat sales compared to the prior year due to a sluggish retail economy and the lack of strong marketing efforts or new product development in prior years. The Chemical Division's sales increased 8.3% or $2.2 million from the prior year primarily as a result of increased market share.

There was a slight deterioration in gross margin from 1993 to 1994 (23.9% to 22.9%, respectively) due to slightly higher raw material costs and the delayed effect of some productivity changes.

As a percentage of sales, there was very little change in SG&A between 1994 and 1993 (14.0% and 13.9%, respectively).

Interest expense decreased 2.5% from 1993 to 1994 due to lower interest rates despite higher borrowing levels. The average borrowing during 1994 was $14.2 million compared to $11.9 million during 1993.

Net income for 1994 decreased $425,000 from 1993 due primarily to a $642,000 ($424,000, net of income taxes) restructuring charge recorded in the second quarter of 1994. This non-recurring charge included costs related to a reduction in the number of employees by approximately 5% and the consolidation of certain manufacturing and corporate functions such as management information systems, insurance coverage and benefit programs. Cost savings of approximately $1.0 million were anticipated annually as a result of this restructuring. However, these cost savings have been and will likely continue to be offset by additional investment in new product and market development and marketing efforts. See Note 7 of Notes to the Consolidated Financial Statements.


LIQUIDITY AND CAPITAL RESOURCES

Management reviews the Company's working capital, accounts receivable and relationship of debt to equity on a continuing basis. The Company's growth has been financed through long-term debt financing and cash generated from operations. During 1995, the Company increased net borrowings by an additional $6.9 million. Cash flow from operations generated $6.8 million but $5.7 million of this was used to fund working capital needs. The Company invested $3.2 million in inventory during 1995, primarily because of increased costs. In addition, current payables and accrued expenses decreased approximately $3.4 million as certain suppliers were prepaid before raw material price increases took effect and other vendors were paid early before commencing a July 1st conversion to a new purchasing computer system.

Capital expenditures for 1995 were $8.4 million, of which $2.7 million was used to purchase new machinery, equipment, molds and tooling to support incremental sales growth in the Closures Division. Approximately $1 million was spent to increase capacity in the Chemical Division, $1 million was used to acquire additional molds in the Consumer Products and Foodservice Divisions and approximately $800,000 was used for equipment and new tooling for the new Melanite(TM) and granulation markets. A new computer system initiated in 1994 at a cost of approximately $2 million was also capitalized during 1995. Other miscellaneous capital additions totaled approximately $900,000.

In addition to the above capital expenditures, property, plant and equipment increased approximately $1.2 million due to the acquisition of Nova Plast.
This Mexican company was purchased for consideration of approximately $1,935,000, consisting of cash of $500,000, direct costs of $135,000, notes payable of $1 million bearing interest of 10% per annum and due in May 1997 and noninterest bearing notes payable of

$300,000 due in August 1995. Additionally, the Company has repaid approximately $500,000 in Nova Plast credit facilities subsequent to the purchase.

Anticipated future capital additions should approximate $3 million during 1996 and management anticipates current debt capacity and cash flow from operations should be adequate to fund this level of expenditure.

At June 30, 1995, the Company had cash equivalents of $1.2 million and working capital of $13.9 million. In addition, the Company had total long-term debt outstanding of $30.4 million (including current portion), with a weighted average interest rate at June 30, 1995 of 7.75%.

In September 1995, the Company and its lender have agreed to amend its existing credit facility to provide a total of $31.3 million secured by substantially all the assets of the Company. The facility provides for borrowings under three separate note arrangements -- (i) a $3.8 million term loan payable in quarterly installments through April 1, 2001, plus an additional $3.5 million, three year amortizing secured term loan (ii) a $9.0 million capital expenditure term loan payable in quarterly installments through April 1, 2000, and (iii) a $15.0 million revolving loan, due January 31, 1997. As of June 30, 1995, outstanding borrowings under the credit facility included $7.2 million under the term loan, $8.3 million under the capital expenditure term loan, and $11.0 million under the revolving credit line. At June 30, 1995, incremental borrowing availability under the credit facility was approximately $1.0 million under the capital expenditure term loan and $.9 million under the revolving credit line. The credit facility provides for the issuance of up to $2.0 million of letters of credit, subject to the borrowing availability under the revolving credit line. See also Note 5 to Notes to Consolidated Financial Statements. In connection with the credit facility amendment, the Company has retained an investment banking firm to review various strategic alternatives available to it, including access to capital markets and alternative sources of financing.

INFLATION

The effect of inflation on operating costs has been minimal in prior years. However, the cost of raw materials used in the Company's operations increased significantly during 1995, with a higher rate of increase in the second through fourth quarters. The most dramatic change was in the prices of formaldehyde and melamine. These increased raw material costs had a material impact upon the Company's gross margin and earnings during 1995. While some raw materials are currently experiencing declines in price, others continue to increase and the overall future impact is not predictable at this time.


ITEM 8.            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and schedule of the Company as of June 30, 1994 and 1995, and for each of the years in the three-year period ended June 30, 1995, are included as part of this report beginning on Page F-1 hereof.


ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                     ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.


                                    PART III

Portions of the registrant's definitive proxy statement prepared for use in connection with the 1995 Annual Meeting of shareholders to be held December 5, 1995, dated on or about October 26, 1995, have been incorporated by reference as listed below. The proxy is expected to be filed with the Securities and Exchange Commission on or about October 27, 1995.

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information regarding directors and executive officers is included in the Election of Directors Section of the Company's definitive proxy statement and is incorporated herein by reference.

ITEM 11.                  EXECUTIVE COMPENSATION

Information regarding executive compensation is included in the Executive Compensation Section of the Company's definitive proxy statement and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding the security ownership of certain beneficial owners and management in included in the Stock Ownership Section of the Company's definitive proxy statement and is incorporated herein by reference.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions is included in the Certain Transactions Section of the Company's definitive proxy statement and is incorporated herein by reference.

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

A. Consolidated Financial Statements                                                                Page
   ---------------------------------                                                                ----
         1.    Consolidated Financial Statements
               ---------------------------------

               Independent Auditors' Report                                                          F-1
               Consolidated Balance Sheets, June 30, 1994 and 1995                                   F-2
               Consolidated Statements of Income, Years Ended
                 June 30, 1993, 1994 and 1995                                                        F-3
               Consolidated Statements of Cash Flows, Years Ended
                 June 30, 1993, 1994 and 1995                                                        F-4
               Consolidated Statements of Stockholders' Equity,
                 Years Ended June 30, 1993, 1994 and 1995                                            F-5
               Notes to Consolidated Financial Statements                                            F-6

         2.    Consolidated Financial Statement Schedule
               -----------------------------------------

               II - Valuation and Qualifying Accounts
                           and Reserves                                                             F-17


         Schedules other than as listed above are omitted because they are not required or are not applicable or the information is immaterial in relation to the registrant's consolidated financial statements.

         3.    Exhibits

         The information required by this Item 14(a)(3) is set forth in the index to Exhibits accompanying this Annual Report on Form 10-K.

B.       Reports on Form 8-K

         A Form 8-K was filed in June 1995 to report adoption of a Shareholder Rights Plan as of June 6, 1995.

                          SUN COAST INDUSTRIES, INC.

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors
Sun Coast Industries, Inc.:

We have audited the accompanying consolidated balance sheets of Sun Coast Industries, Inc. and subsidiaries as of June 30, 1994 and 1995 and the related consolidated statements of income, cash flows and stockholders' equity for each of the years in the three-year period ended June 30, 1995. In connection with our audits of the consolidated financial statements, we have also audited the accompanying financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sun Coast Industries, Inc. and subsidiaries as of June 30, 1994 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company retroactively changed its method of accounting for certain inventories in 1995.

                                                         KPMG Peat Marwick LLP

Dallas, Texas
August  22, 1995, except as to Note 5
which is as of September 25, 1995

                          SUN COAST INDUSTRIES, INC.


                          CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN THOUSANDS, EXCEPT PAR VALUE)

                                                                                  JUNE 30,
                                                                                  --------
                                                                              1994        1995
                                                                              ----        ----
                                                          ASSETS
Current assets:
 Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . . . .    $1,824      $1,173
 Accounts receivable, net of allowance for doubtful
   accounts of $163 in 1994  and $312 in 1995 . . . . . . . . . . . . . .     9,519       9,602
 Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     9,522      13,248
 Other current assets . . . . . . . . . . . . . . . . . . . . . . . . . .     1,162         394
                                                                            -------     -------
    Total current assets  . . . . . . . . . . . . . . . . . . . . . . . .    22,027      24,417
Property, plant and equipment, net  . . . . . . . . . . . . . . . . . . .    24,555      29,739
Intangible assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,146       1,026
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,814       2,014
                                                                            -------     -------
                                                                            $49,542     $57,196
                                                                            =======     =======

                                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $6,493      $4,456
 Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3,702       2,179
 Current portion of long-term debt  . . . . . . . . . . . . . . . . . . .     1,498       2,958
 Deferred income taxes  . . . . . . . . . . . . . . . . . . . . . . . . .       679         879
                                                                            -------     -------
    Total current liabilities . . . . . . . . . . . . . . . . . . . . . .    12,372      10,472
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . .        90          57
Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    19,730      27,464
Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . .     1,868       2,430
COMMITMENTS AND CONTINGENCIES (NOTE 12)
 Stockholders' equity:
 Common stock, $.01 par value; 40,000,000 shares authorized; issued and outstanding  3,974,314 shares in 1994 and 4,005,629
   in 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        40          40
 Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . .    11,054      11,300
 Retained earnings  . . . . . . . . . . . . . . . . . . . . . . . . . . .     4,388       5,433
                                                                            -------     -------
    Total stockholders' equity  . . . . . . . . . . . . . . . . . . . . .    15,482      16,773
                                                                            -------     -------
                                                                            $49,542     $57,196
                                                                            =======     =======

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                          SUN COAST INDUSTRIES, INC.


                       CONSOLIDATED STATEMENTS OF INCOME
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                     YEARS ENDED JUNE 30,
                                                                     --------------------
                                                                 1993        1994        1995
                                                                 ----        ----        ----
Sales . . . . . . . . . . . . . . . . . . .                     $66,806     $73,102    $85,987
                                                              ---------    --------   --------
Costs and expenses:
 Cost of sales  . . . . . . . . . . . . . .                      50,859      56,318     68,441
 Selling, general and administrative  . . .                       9,310      10,260     14,043
 Interest, net  . . . . . . . . . . . . . .                       1,152       1,124      1,715
 Restructuring charge . . . . . . . . . . .                          --         642         --
                                                              ---------    --------   --------
                                                                 61,321      68,344     84,199
                                                              ---------    --------   --------

Income before income taxes  . . . . . . . .                       5,485       4,758      1,788
Provision for income taxes  . . . . . . . .                       1,796       1,494        743
                                                              ---------    --------   --------
    Net income  . . . . . . . . . . . . . .                      $3,689      $3,264     $1,045
                                                              =========    ========   ========

Net income per common share . . . . . . . .                        $.93        $.81       $.26
                                                              =========    ========   ========


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                          SUN COAST INDUSTRIES, INC.


                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                      YEARS ENDED JUNE 30,
                                                                      --------------------
                                                                 1993        1994        1995
                                                                 ----        ----        ----
Cash flows from operating activities:
 Net income . . . . . . . . . . . . . . . . .                    $3,689      $3,264     $1,045
 Adjustments to reconcile net income to net cash
  provided by operations:
  Depreciation and amortization . . . . . . .                     2,512       3,282      4,769
  Deferred income taxes . . . . . . . . . . .                       (45)        196        762
  Gain on sale of property,
   plant and equipment  . . . . . . . . . . .                      (155)         (7)        --
  Allowance for doubtful accounts . . . . . .                       172         117        232
  Changes in assets and liabilities, net of
     effects of acquisition:
   Accounts receivable  . . . . . . . . . . .                      (188)     (1,838)       378
   Inventories  . . . . . . . . . . . . . . .                      (858)     (2,090)    (3,247)
   Other current assets . . . . . . . . . . .                       (30)       (699)       783
   Intangible and other assets  . . . . . . .                       (88)       (738)      (250)
   Accounts payable and accrued expenses  . .                       307       2,521     (3,380)
                                                               --------    --------   --------
    Net cash provided by operations . . . . .                     5,316       4,008      1,092
                                                               --------    --------   --------
Cash flows from investing activities:
 Capital expenditures . . . . . . . . . . . .                    (4,404)     (9,034)    (8,408)
 Nova Plast acquisition, net of cash
  acquired  . . . . . . . . . . . . . . . . .                        --          --       (523)
 Sale of property, plant and equipment  . . .                       200          --         --
                                                               --------    --------   --------
Net cash used in investing activities . . . .                    (4,204)     (9,034)    (8,931)
                                                               --------    --------   --------
Cash flows from financing activities:
 Net proceeds of revolving credit line  . . .                       229       5,171      2,564
Proceeds from long-term debt  . . . . . . . .                     1,478       2,397      7,463
 Repayments of long-term debt . . . . . . . .                    (2,067)     (2,058)    (3,085)
 Issuance of common stock . . . . . . . . . .                        --         111        246
                                                               --------    --------   --------
    Net cash provided by (used in) financing
      activities  . . . . . . . . . . . . . .                      (360)      5,621      7,188
                                                               --------    --------   --------
Change in cash and equivalents  . . . . . . .                       752         595       (651)
Cash and equivalents at beginning of year . .                       477       1,229      1,824
                                                               --------    --------   --------
Cash and equivalents at end of year . . . . .                    $1,229      $1,824     $1,173
                                                               ========    ========   ========



              SEE NOTES 5, 6 AND 10 FOR SUPPLEMENTARY DISCLOSURES.
          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                          SUN COAST INDUSTRIES, INC.


                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        THREE YEARS ENDED JUNE 30, 1995
                             (DOLLARS IN THOUSANDS)


                                                       COMMON STOCK       ADDITIONAL   RETAINED     TOTAL
                                                  ---------------------     PAID-IN    EARNINGS  STOCKHOLDERS'
                                                   SHARES       AMOUNT      CAPITAL   (DEFICIT)     EQUITY
                                                  ----------   --------    --------   ---------     ------
At June 30, 1992  . . . . . . . . . . . . . .     3,951,609         $40     $10,943   $ (2,565)     $8,418

Issuance of fractional shares . . . . . . . .            61          --          --         --          --
Exercise of options . . . . . . . . . . . . .         4,152          --          --         --          --
Net income  . . . . . . . . . . . . . . . . .            --          --          --      3,689       3,689
                                               ------------    --------    --------   --------    --------
At June 30, 1993  . . . . . . . . . . . . . .     3,955,822          40      10,943      1,124      12,107

Exercise of options . . . . . . . . . . . . .        18,492          --         111         --         111
Net income  . . . . . . . . . . . . . . . . .            --          --          --      3,264       3,264
                                               ------------    --------    --------   --------    --------
At June 30, 1994  . . . . . . . . . . . . . .     3,974,314          40      11,054      4,388      15,482

Exercise of options . . . . . . . . . . . . .        31,315          --         246         --         246
Net income  . . . . . . . . . . . . . . . . .            --          --          --      1,045       1,045
                                               ------------    --------    --------   --------    --------
At June 30, 1995  . . . . . . . . . . . . . .     4,005,629         $40     $11,300     $5,433     $16,773
                                               ============    ========    ========   ========    ========

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                          SUN COAST INDUSTRIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                    YEARS ENDED JUNE 30, 1993, 1994 AND 1995

NOTE 1 -- THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Sun Coast Industries, Inc. (the "Company") manufactures and sells melamine and urea resins and compounds and, from these and other materials, molds Consumer Products and commercial plastic products, including dinnerware, drinkware and closures. The Company has manufacturing facilities in Texas, Florida, Tennessee and Mexico and offers its products through five divisions. The Chemical Division manufactures melamine and urea resins and compounds, which it supplies to other manufacturers and uses in producing its own Consumer Products and Foodservice products. The Consumer Products and Foodservice Divisions manufacture compression molded melamine dinnerware and injection molded plastic drinkware, which the Company sells to retail and commercial markets. The Closures Division manufactures linerless, foil or foam lined and tamper-evident plastic closures and lids. These closures are used to bottle or package food, beverage, chemical and pharmaceutical products. The Custom Laminates Division is a start-up division employing the Company's proprietary process that permits lamination of images in a range of design, color and detail for use in furniture and countertops. No significant sales were generated for this latest division during fiscal 1995.

Industry Segment

The Company operates in a single industry segment, supplying Consumer Products and commercial related plastic products on a direct and indirect basis, utilizing similar production processes and methods.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly- owned. All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts in previously issued financial statements have been reclassified to conform with the current year financial statement presentation.

Inventories

Inventories are valued at the lower of cost or market, with cost determined utilizing the first-in, first-out (FIFO) method. See Note 2.

Property, Plant and Equipment

Property, plant and equipment are carried at cost and depreciated using the straight-line method over the estimated useful lives of the related assets. Lives assigned to asset categories are 5 to 15 years for machinery and equipment,

                          SUN COAST INDUSTRIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


30 to 35 years for buildings and 5 years for molds. Machinery and equipment under capital leases are stated at the present value of minimum lease payments. Renewals and improvements that significantly add to the productive capacity or extend the useful life of an asset are capitalized. Repairs and maintenance are charged to expense as incurred.

Intangible Assets

Intangible assets are stated at cost and consist primarily of patents and goodwill. Intangible assets are amortized on the straight-line method over their estimated useful lives ranging from 5 to 20 years. The carrying values and amortization periods of intangibles are periodically evaluated by the Company to determine whether current events and circumstances warrant adjustment.

Advertising Costs

The Company expenses the costs of advertising as incurred, except for direct-response advertising and catalog costs which are capitalized and amortized over their expected periods of future benefit (generally six months). Direct response advertising and catalog costs consist primarily of printing and contract services for catalogs to market the Company's products.

The total advertising costs reported as an asset were $169,000 and $63,000 at June 30, 1994 and 1995, respectively. Advertising expense for fiscal years 1993, 1994 and 1995 was $659,000, $921,000 and $1,047,000, respectively.

Income Taxes

Deferred income taxes are provided for temporary differences between financial
and tax reporting.   Income taxes are provided for taxes currently payable
based on taxable income.  The principal temporary differences are described in
Note 6.

Environmental Costs

A liability for environmental assessments and/or cleanup is accrued when it is probable a loss has been incurred and is estimable. No significant liability exists at June 30, 1995.

Net Income Per Common Share

Net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during each year after giving effect to stock options and warrants considered to be dilutive common stock equivalents. The weighted average number of common shares outstanding was 3,951,953 in 1993, 4,032,554 in 1994 and 4,076,792 in 1995. Primary and fully diluted net income per common share amounts are the same.

                          SUN COAST INDUSTRIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Revenue Recognition

Sales are recognized when the product is shipped.

Research and Development

Research and development costs associated with new product development and testing are expensed as incurred. Research and development costs amounted to $514,000, $731,000 and $1,287,000 in fiscal years 1993, 1994 and 1995, respectively.

Statements of Cash Flows

For purposes of the statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Noncash capital lease financing transactions totaled $418,000 and $121,000 in fiscal years 1993 and 1995, respectively (none in 1994). See Note 10 for additional noncash transactions.

Foreign Currency Translation and Transactions

The Company's foreign subsidiary (See Note 10) uses the local currency as the functional currency. Translation gains or losses are included as a component of stockholder's equity. Gains or losses from foreign currency transactions are included in net income. There were no material gains and losses from foreign currency translation or transactions in 1995.

NOTE 2 -- INVENTORIES

                                                                                         1994        1995
                                                                                         ----        ----
                                                                                          (IN THOUSANDS)
Raw materials . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $3,471      $5,224
Work-in-process . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          917         806
Finished goods  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        5,185       7,792
                                                                                      --------  ----------
                                                                                         9,573      13,822
Obsolescence reserve  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (51)       (574)
                                                                                      --------  ----------
                                                                                        $9,522     $13,248
                                                                                      ========  ==========

Inventories are valued at the lower of cost or market. During the fourth quarter of 1995, the Company changed to the FIFO method of accounting for all its inventories. Previously, the Chemical, Consumer Products and Foodservice Divisions' inventories were valued using the last-in, first-out (LIFO) method and all other inventories were valued at the FIFO method. The Company believes that the FIFO method provides a more meaningful presentation of the Company's financial position as it reflects more recent costs in the balance sheet. In addition, the change to the FIFO method conforms substantially all inventories of the Company to the same accounting method.

                          SUN COAST INDUSTRIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


This change has been applied to prior years by retroactively restating the consolidated financial statements as required by generally accepted accounting principles. The effect of this restatement was to increase the beginning deficit as of July 1, 1992 by $ 110,000, increase 1993 net income by $46,000 or $.01 per share, decrease 1994 net income by $(162,000) or $(.04) per share, and decrease 1995 net income by $(96,000) or $(.02) per share.

NOTE 3 -- PROPERTY, PLANT AND EQUIPMENT

                                                                                        1994         1995
                                                                                        ----         ----
                                                                                          (IN THOUSANDS)
Land  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $634        $634
Buildings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        6,733       6,713
Machinery and equipment . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       17,523      22,860
Machinery and equipment under capital lease . . . . . . . . . . . . . . . . . . .        5,213       5,223
Molds . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        6,820       8,876
Furniture and fixtures, leasehold improvements and other  . . . . . . . . . . . .        2,764       4,710
                                                                                     ---------   ---------
                                                                                        39,687      49,016

Less accumulated depreciation and amortization  . . . . . . . . . . . . . . . . .      (15,132)    (19,277)
                                                                                     ---------   ---------
                                                                                       $24,555     $29,739
                                                                                     =========   =========

Accumulated amortization of machinery and equipment under capital lease was $3,876,000 and $4,196,000 at June 30, 1994 and 1995, respectively.

NOTE 4 -- ACCRUED EXPENSES

                                                                                         1994        1995
                                                                                         ----        ----
                                                                                          (IN THOUSANDS)
Salaries and other benefits . . . . . . . . . . . . . . . . . . . . . . . . . . .       $1,404        $675
Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          215          12
Taxes payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          627          --
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,456       1,492
                                                                                        ------      ------
                                                                                        $3,702      $2,179
                                                                                        ======      ======

                          SUN COAST INDUSTRIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 -- LONG-TERM DEBT

                                                                                         1994        1995
                                                                                         ----        ----
                                                                                          (IN THOUSANDS)
Term loan . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $4,000      $7,167
Revolving credit line . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        8,455      11,020
Capital expenditures term loan  . . . . . . . . . . . . . . . . . . . . . . . . .        6,000       8,278
Industrial development revenue bonds  . . . . . . . . . . . . . . . . . . . . . .        2,476       2,325
Subordinated notes payable (Note 10)  . . . . . . . . . . . . . . . . . . . . . .           --       1,300
Capitalized lease obligations   . . . . . . . . . . . . . . . . . . . . . . . . .          297         332
                                                                                      --------    --------
                                                                                        21,228      30,422
Less current portion  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (1,498)     (2,958)
                                                                                      --------    --------
                                                                                       $19,730     $27,464
                                                                                      ========    ========

The Company has an outstanding loan agreement which was amended in September 1995 to provide for a total facility of $31.3 million, comprised of the following: (1) a $3.8 million, seven-year amortizing secured loan plus an additional $3.5 million, three year amortizing secured term loan (Term Loan);
(2) a $9 million, six-year amortizing secured loan (Capital Expenditure Term
Loan) limited to 80% of the orderly liquidation value of equipment, as defined; and (3) a $15 million revolving loan (the Revolving Credit Line) with availability determined by reference to a borrowing base of eligible accounts receivable and inventory of the Company. Borrowing availability under the Revolving Credit Line at June 30, 1995 was $11.9 million, of which $11.0 million was outstanding. The Revolving Credit Line is available for the term of the loan agreement, which extends through January 31, 1997. Interest rates on the loans approximate the prime rate (7.75% weighted average at June 30, 1995). The loan agreement also provides for the issuance of up to $2 million of letters of credit, subject to the borrowing availability under the Revolving Credit Line. No letters of credit were outstanding at June 30, 1995. Substantially all of the Company's property, equipment, receivables and inventory are pledged as collateral.

The loan agreement contains various covenants, including maintaining certain financial ratios and tests, limitation on the issuance of debt and the amount of capital expenditures, capital leases, investments and dividends. The primary financial covenants include quarter end calculations of ratios of cash flow to the current portion of long-term debt, total debt to tangible net worth, current assets to current liabilities and the maintenance of minimum tangible net worth, all as defined. In connection with the September 1995 amendment, the bank waived compliance with certain covenants at June 30, 1995 and modified the covenants for future periods.

The industrial development revenue bonds were used to finance the cost of a production and office facility (completed during 1988) and certain machinery in Florida. The bonds bear interest at 78% of prime, are payable in monthly installments of $12,500 through 2011, and are secured by the underlying facility and equipment.

The estimated fair value of the Company's debt approximates the outstanding net book value at June 30, 1994 and 1995. Interest paid (net of $110,000 and $226,000 capitalized in 1994 and 1995, respectively) amounted to $1,177,000 in 1993, $885,000 in 1994 and $2,127,000 in 1995.

                          SUN COAST INDUSTRIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Scheduled debt maturities (excluding capital lease obligations) subsequent to June 30, 1995 are as follows: $2,872,000 in 1996, $14,316,000 in 1997,
$4,296,000 in 1998, $2,047,000 in 1999, $2,047,000 in 2000 and $4,512,000
thereafter.

NOTE 6 -- INCOME TAXES

The provision for income taxes consists of the following:

                                                                             1993        1994        1995
                                                                             ----        ----        ----
                                                                                    (IN THOUSANDS)
Current:
 Federal  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $1,644     $1,187       $ (17)
 State  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           197        111          (2)
                                                                          ---------   --------    --------
                                                                              1,841      1,298         (19)

Deferred federal and state  . . . . . . . . . . . . . . . . . . . . .           (45)       196         762
                                                                          ---------   --------    --------
                                                                             $1,796     $1,494        $743
                                                                          =========   ========    ========
Income taxes paid . . . . . . . . . . . . . . . . . . . . . . . . . .        $1,739     $1,225        $967
                                                                          =========   ========    ========

A reconciliation of the federal statutory tax rate with the effective tax rate follows:

                                                                                  1993        1994        1995
                                                                                  ----        ----        ----
Statutory tax rate  . . . . . . . . . . . . . . . . . . . . . . . . .            34.0%      34.0%       34.0%
 State income taxes, net of federal income tax benefit  . . . . . . .             2.4        1.9         4.3
 Goodwill write-off   . . . . . . . . . . . . . . . . . . . . . . . .            --         --           3.8
 Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (3.7)      (4.5)        (.5)
                                                                                -----      -----       -----
Effective tax rate  . . . . . . . . . . . . . . . . . . . . . . . . .            32.7%      31.4%       41.6%
                                                                                =====      =====       =====

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities follow:

                                                                                         1994        1995
                                                                                         ----        ----
                                                                                          (IN THOUSANDS)
Deferred tax assets:
 Allowance for doubtful accounts  . . . . . . . . . . . . . . . . . . . . . . . .          $59         $75
 Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          149         136
 Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           15          87
                                                                                      --------    --------
    Total gross deferred tax assets . . . . . . . . . . . . . . . . . . . . . . .          223         298
                                                                                      --------    --------

Deferred tax liabilities:
 Property, plant and equipment  . . . . . . . . . . . . . . . . . . . . . . . . .       (1,868)     (2,407)
 Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (821)     (1,130)
 Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (81)        (70)
                                                                                      --------    --------
    Total gross deferred tax liabilities  . . . . . . . . . . . . . . . . . . . .       (2,770)     (3,607)
                                                                                      --------    --------
    Net deferred tax liability  . . . . . . . . . . . . . . . . . . . . . . . . .     $ (2,547)    $(3,309)
                                                                                      ========    ========

                          SUN COAST INDUSTRIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


No valuation allowance related to deferred tax assets was necessary for any of the periods presented as management believes it is more likely than not that such deferred tax assets will be realized.

NOTE 7 -- RESTRUCTURING CHARGE

During the second quarter of fiscal year 1994, the Company recorded a restructuring charge related to an approximate 8% reduction in the number of Texas employees and the consolidation of certain corporate functions such as management information systems, insurance coverage and benefit plans. The charge included costs to reduce personnel levels ($370,000), consolidate manufacturing operations ($80,000) and outsource and consolidate certain corporate functions ($192,000). The restructuring reserve was fully utilized as of June 30, 1994.

NOTE 8 -- STOCKHOLDERS' EQUITY

Stock Warrants

The Company has outstanding warrants to purchase 113,792 shares of common stock at $13.18 per share which were issued in connection with obtaining financing for the purchase of a subsidiary. The warrants are exercisable through 2002 and contain antidilution provisions which cause both the number of warrants and the exercise price to change as certain events occur.

Stock Options

The 1994 Long Term Incentive Plan provides that officers and key employees may be granted stock appreciation rights, restricted stock, performance share awards, nonqualified stock options or incentive stock options for the purchase of the Company's common stock. Up to 250,000 shares of the Company's common stock may be issued on exercise of options and rights granted under this plan. The type, terms and timing of options granted will be determined at the discretion of the Board of Directors.

No future grants will be made under the Company's previous incentive stock option plans. At June 30, 1995, previously granted options for 320,405 shares remain outstanding under these plans.

The Directors Formula Stock Option Plan provides for each non-employee director and Chairman to be granted 1,000 options initially and 500 options each fiscal year ended June 30, 1994 and thereafter for purchase of the Company's common stock at the fair market value at the date of grant.

                          SUN COAST INDUSTRIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Transactions in stock options under these plans are summarized as follows:

                                                                              SHARES         PRICE RANGE
                                                                              ------         -----------
Options outstanding at July 1, 1993 . . . . . . . . . . . . . . . . .        331,505        $5.50 -- 15.00
 Options granted  . . . . . . . . . . . . . . . . . . . . . . . . . .        117,500       $10.00 -- 14.25
 Options exercised  . . . . . . . . . . . . . . . . . . . . . . . . .        (24,455)       $5.50 --  9.40
 Options terminated . . . . . . . . . . . . . . . . . . . . . . . . .        (15,750)       $5.95 -- 11.90
                                                                         -----------
Options outstanding at June 30, 1994  . . . . . . . . . . . . . . . .        408,800        $5.50 -- 15.00
 Options granted  . . . . . . . . . . . . . . . . . . . . . . . . . .         46,000        $9.50 -- 13.38
 Options exercised  . . . . . . . . . . . . . . . . . . . . . . . . .        (31,315)       $5.95 -- 10.13
  Options Terminated  . . . . . . . . . . . . . . . . . . . . . . . .            (80)       $9.40 -- 13.50
                                                                         -----------
Options outstanding at June 30, 1995
  (215,205 options exercisable) . . . . . . . . . . . . . . . . . . .        423,405        $5.50  - 15.00
                                                                         ===========

During fiscal years 1993 and 1994, the Company offered to settle options held by certain employees of the Company by issuing shares of stock equal in value to the appreciation of the Company's stock over the stated option price. A total of 12,100 and 9,140 options were exercised in 1993 and 1994, respectively, in this manner, resulting in the issuance of 4,027 and 3,233 shares.

Stockholder Rights Plan

On June 6, 1995, the Company adopted a Stockholder Rights Plan and, in connection with such plan, declared a dividend distribution of one right for each outstanding share of the Company's $0.01 par value common stock, payable on July 6, 1995 to stockholders of record on that date. Each right entitles the stockholders to buy from the Company one share of common stock at a price of $50.00 per share. The rights will not be exercisable or separable from the common stock until ten business days after a party acquires beneficial ownership of 20 percent or more of the Company's common shares or announces a tender offer for at least 20 percent of its common shares outstanding.

The rights, which are subject to adjustment, may be redeemed by the Company at a price of $0.01 per right at any time prior to expiration on July 6, 2005 or the point at which they become exercisable. In the event the Company is acquired in a merger or other business combination transaction, each right will entitle its holder to purchase, at the right's then current exercise price, that number of acquiring company's common shares having a market value of two times the exercise price of the right.

The Stockholder Rights Plan is designed to assure that the Company's stockholders receive fair and equal treatment in the event of any proposed takeover of the Company and to guard against partial tender offers and other abusive takeover tactics to gain control of the Company without paying all stockholders a fair price.

                          SUN COAST INDUSTRIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 -- PENSION, RETIREMENT, PROFIT SHARING AND SAVINGS PLANS

The Company has separate pension plans covering bargaining unit employees and substantially all other employees. Benefits under the bargaining unit plan are set by contract with the union at a fixed amount per year of service, which also requires contributions at certain intervals, as stipulated in the union contract. Benefits under the other plan were frozen effective February 1, 1994.

Pension cost and significant assumptions follow:

                                                                             1993        1994        1995
                                                                             ----        ----        ----
                                                                                    (IN THOUSANDS)
Non-union employees' plan:
 Service cost -- benefits earned during the period  . . . . . . . . .          $125       $125       $----
 Interest cost on projected benefit obligation  . . . . . . . . . . .           170        176         156
 Actual return on assets  . . . . . . . . . . . . . . . . . . . . . .          (154)      (177)       (171)
 Net amortization and deferral of gains and losses  . . . . . . . . .            (5)        (5)          -
 Net curtailment gain . . . . . . . . . . . . . . . . . . . . . . . .            --       (158)          -
Union plan  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            97         97         105
                                                                              -----      -----      ------
    Net periodic pension cost . . . . . . . . . . . . . . . . . . . .          $233        $58         $90
                                                                              =====      =====      ======
Weighted average discount rate  . . . . . . . . . . . . . . . . . . .           8.0%       7.5%        7.5%
Rate of increase in compensation level  . . . . . . . . . . . . . . .           5.0        4.5         n/a
Long-term rate of return on plan assets . . . . . . . . . . . . . . .           7.0        7.0         7.0

A summary of the plans' funded status and amounts recognized in the Company's consolidated balance sheets follow:

                                                                                         1994        1995
                                                                                         ----        ----
                                                                                          (IN THOUSANDS)

Actuarial present value of benefit obligations:
 Accumulated benefit obligation, fully vested . . . . . . . . . . . . . . . . . .       $4,676      $4,726
                                                                                      ========    ========
 Projected benefit obligation . . . . . . . . . . . . . . . . . . . . . . . . . .     $ (4,676)   $ (4,726)
 Plan assets at fair value  . . . . . . . . . . . . . . . . . . . . . . . . . . .        5,042       5,310
                                                                                      --------    --------
 Plan assets in excess of projected benefit obligation  . . . . . . . . . . . . .          366         584
Unrecognized net loss and transition asset  . . . . . . . . . . . . . . . . . . .           --        (107)
                                                                                      --------    --------
Prepaid pension asset included in other assets  . . . . . . . . . . . . . . . . .         $366        $477
                                                                                      ========    ========

The Company and its subsidiaries have defined contribution profit sharing and savings plans for the benefit of employees. Company contributions to the profit sharing and savings plans were $401,000, $231,000 and $111,000

                          SUN COAST INDUSTRIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


for fiscal years 1993, 1994 and 1995, respectively. Effective July 1, 1994, the above described profit sharing and savings plans were merged into one Company-wide plan.

NOTE 10 -- ACQUISITION AND DIVESTITURE

Effective May 17, 1995, the Company acquired all of the issued and outstanding capital stock of Nova Plast, S. A. de C. V. (Nova Plast), a Mexican company, through a newly formed and wholly-owned Mexican subsidiary for consideration of approximately $1,935,000, consisting of cash of $500,000, direct costs of $135,000, notes payable of $1,000,000 bearing interest at 10% per annum and due in May 1997 and noninterest bearing notes payable of $300,000 due in August 1995. The acquisition of Nova Plast has been accounted for as a purchase, and accordingly, results of its operations have been included in the consolidated statement of income since the acquisition date. In addition, Nova Plast's operations in 1995 are not significant to the Company and pro-forma results are not presented. Goodwill of $407,000 from the purchase will be amortized over a 20 year period.

On June 5, 1995, the Company, in exchange for a collateralized ten year note receivable of $615,000, bearing a 10% interest rate, sold all of the issued and outstanding capital stock of Alliance Manufacturing, Inc. (a wholly-owned subsidiary) to a former employee, with no significant gain or loss arising from the sale.

NOTE 11 -- BUSINESS AND CREDIT CONCENTRATION

The Company frequently bids for large contracts for its products which may result in individual customers accounting for more than 10% of its net sales in a given fiscal year. Sales to a single customer were approximately $10,476,000, $10,649,000 and $12,275,000 for fiscal years 1993, 1994 and 1995, respectively.
Sales to a second customer were approximately $7,004,000, $8,401,000 and $9,374,000 in fiscal years 1993, 1994 and 1995, respectively. No other customers represented more than 10% of the Company's net sales in 1993, 1994 or 1995. The Company had accounts receivable balances from these major customers of approximately $2,087,000 and $2,072,000 as of June 30, 1994 and 1995,
respectively. Customers from many geographic locations are granted credit on an unsecured basis. Management believes that sufficient allowances for doubtful accounts have been provided as of June 30, 1994 and 1995.

NOTE 12 -- COMMITMENTS AND CONTINGENCIES

The Company leases certain equipment used in the manufacturing of products. Rental expense under operating leases was $503,000, $448,000 and $797,000 in fiscal years 1993, 1994 and 1995, respectively. Future minimum lease payments under capital and operating leases with initial or remaining terms of one year or more at the end of fiscal year 1995 follow:

                          SUN COAST INDUSTRIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



YEAR ENDING JUNE 30,                                                                      CAPITAL    OPERATING
--------------------                                                                      -------    ---------
                                                                                             (IN THOUSANDS)
1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            $146        $895
1997  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             152         832
1998  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              42         327
1999  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              --         146
2000  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              --          73

Under the Company's insurance programs, coverage is obtained for catastrophic exposures as well as those risks required to be insured by law or contract. The Company is responsible for certain expected losses related primarily to workers' compensation. Provisions for losses expected under this program are actuarially determined based upon estimates of the aggregate liability for claims incurred. Such estimates utilize certain actuarial assumptions followed in the insurance industry.

The Company is a party to various claims, legal actions and complaints arising in the ordinary course of business. Management believes that the disposition of these matters will not have a material impact on the financial condition or results of operations of the Company.

NOTE 13 -- SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected quarterly financial data are summarized as follows (dollars in thousands, except per share data):

                                FISCAL YEAR 1994 QUARTERS                FISCAL YEAR 1995 QUARTERS
                                -------------------------                -------------------------
                           FIRST     SECOND     THIRD     FOURTH    FIRST     SECOND     THIRD    FOURTH
                           -----     ------     -----     ------    -----     ------     -----    ------
Revenues  . . . . . . . . $17,261    $16,912  $18,875    $20,054  $22,289    $21,290   $21,562   $20,846
Gross margin  . . . . . .   3,862      3,914    4,584      4,424    5,378      4,688     4,355     3,125
Income (loss)
    before income tax . .   1,069        420    1,695      1,574    1,710      1,272       538    (1,732)
Net income (loss) . . . .     697        269    1,057      1,242    1,059        855       306    (1,175)
Per common share  . . . .     .18        .07      .27        .29      .26        .21       .08      (.29)

During the fourth quarter of fiscal 1995, the Company recorded additional reserves for obsolete inventory of approximately $400,000 and additional allowances for doubtful accounts of approximately $100,000. These amounts were recorded in regards to the decline in sales volumes and customer resistance to increased prices caused by raw material cost increases.

                                                                     SCHEDULE II
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                        THREE YEARS ENDED JUNE 30, 1995
                             (DOLLARS IN THOUSANDS)



                                                                             Additions
                                                                    ----------------------------------
                                                       Balance         Charged to       Charged to                          Balance
                                                     beginning of       costs and         other                             at end
                           Description                  period          expenses       accounts (2)     Deductions (1)     of period
                           -----------                  ------          --------       ------------     --------------     ---------
                 Year ended June 30, 1995:
                    Allowance for doubtful                 $163             $232            $85             $(168)           $312
                     accounts
                    Allowance for obsolete                 $ 51             $538            $14             $ (29)           $574
                     inventory
                 Year ended June 30, 1994:
                    Allowance for doubtful                 $229             $117            $--             $(183)           $163
                     accounts
                    Allowance for obsolete                 $ 50             $ 40            $--             $ (39)           $ 51
                     inventory
                 Year ended June 30, 1993:
                    Allowance for doubtful                 $215             $172            $--             $(158)           $229
                     accounts
                    Allowance for obsolete                 $ 50             $ 27            $--             $ (27)           $ 50
                     inventory

                 (1)    Writeoffs against allowance
                 (2)    Nova Plast acquisition and other

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                             SUN COAST INDUSTRIES, INC.


Date September 27, 1995                      By: /s/R. CARTER PATE
     ------------------                          -------------------------------
                                             R. Carter Pate
                                             President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures                                       Title                              Date
----------                                       -----                              ----
/s/ STEPHEN P. SMILEY                    Chairman of the Board               September 27, 1995
    -----------------                        and Director                    ------------------
Stephen P. Smiley

/s/ R. CARTER PATE                    President, Chief Executive             September 27, 1995
    --------------                       Officer and Director                ------------------
R. Carter Pate

/s/ CYNTHIA R. MORRIS                    Secretary, Treasurer                September 27, 1995
    -----------------                    (Principal Accounting               ------------------
Cynthia R. Morris                       and Financial Officer)

/s/ JAMES D. IRELAND III                       Director                      September 27, 1995
    --------------------                                                     ------------------
James D. Ireland III

/s/ JAMES H. MILLER                            Director                      September 27, 1995
    ---------------                                                          ------------------
James H. Miller

/s/ JAMES R. PARISH                            Director                      September 27, 1995
    ---------------                                                          ------------------
James R. Parish

/s/ ARNO F. PIRKAU                             Director                      September 27, 1995
    --------------                                                           ------------------
Arno F. Pirkau

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                                               DESCRIPTION
------                                               -----------
   3.1     Certificate of Incorporation of Sun Industries, Inc., as amended (filed as Exhibit 3.1  to the
           Company's Quarterly Report  on Form 10-Q for the Quarter Ended March 31, 1994 and incorporated herein by reference).

   3.2     Bylaws of the  Company (filed as Exhibit  3.2 to the Company's  Quarterly Report on  Form 10-Q
           for the Quarter Ended March 31, 1994 and incorporated herein by reference).

   3.3     Amendment to Bylaws of the Company.

   4.1     Stock  Subscription Warrant  dated August 23,  1993 issued  to PruSupply  Capital Assets, Inc.
           (filed as Exhibit 4.1 to  the Company's Registration Statement  on Form S-2 filed on  February
           17, 1995 and incorporated herein by reference).

   4.2     Registration  Rights  Agreement dated  as  of January  8,  1988 between  the  Company and  The
           Prudential Insurance  Company of America (filed  as Exhibit 4.2 to  the Company's Registration
           Statement on Form S-2 filed on February 17, 1995 and incorporated herein by reference).

  10.1     Amended and Restated  Loan and Security  Agreement dated as  of April 29,  1994 among Bank  of
           America  Texas,  N.A.,  Sun  Coast   Holdings,  Inc.,  Sun  Coast  Closures,  Inc.,   Plastics
           Manufacturing  Company, the Company, Alliance  Manufacturing, Inc. and  Custom Laminates, Inc.
           (filed as Exhibit 10.1  to the Company's Quarterly Report  on Form 10-Q for the  Quarter Ended
           March 31, 1994 and incorporated herein by reference).

  10.2     Amended and  Restated Capital Expenditures Term Note  effective as of April  29, 1994 executed by Sun Coast Holdings, Inc. in the face amount of  $10,000,000 payable to the order of Bank of
           America Texas, N.A. (filed as Exhibit 10.2 to the Company's Quarterly Report on  Form 10-Q for
           the Quarter Ended March 31, 1994 and incorporated herein by reference).

  10.3     Term  Note effective as  of March 13, 1991  executed by Plastics Manufacturing  Company in the face amount of $11,500,000 payable  to the order of SPBC, Inc.  (filed as Exhibit 10.3 to  the
           Company's Quarterly Report on Form 10-Q for  the Quarter Ended March 31, 1994 and incorporated herein by reference).

  10.4     Amended and Restated Continuing Guaranty by  Plastics Manufacturing Company, dated as of April
           29,  1994 for  the benefit  of Bank  of  America Texas,  N.A. (filed  as Exhibit  10.4  to the
           Company's Quarterly Report  on Form 10-Q for the Quarter Ended March 31, 1994 and incorporated herein by reference).

  10.5     Amended  and Restated Continuing Guaranty  by Sun Coast Closures, Inc.,  dated as of April 29,
           1994 for the benefit of  Bank of America Texas, N.A. (filed  as Exhibit 10.5 to the  Company's
           Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1994 and  incorporated herein by reference).

EXHIBIT
NUMBER                                               DESCRIPTION
------                                               -----------
  10.6     Continuing Guaranty by  the Company, dated as  of April 29,  1994 for the  benefit of Bank  of
           America Texas, N.A. (filed as Exhibit 10.6 to  the Company's Quarterly Report on Form 10-Q for
           the Quarter Ended March 31, 1994 and incorporated herein by reference).

  10.7     Continuing Guaranty  by Alliance  Manufacturing, Inc.,  dated as  of April  29, 1994  for  the benefit  of Bank of  America Texas,  N.A. (filed  as Exhibit 10.7  to the  Company's Quarterly
           Report  on  Form  10-Q  for the  Quarter  Ended  March 31,  1994  and  incorporated  herein by reference).

  10.8     Continuing Guaranty by Custom Laminates,  Inc., dated as of April 29, 1994  for the benefit of
           Bank of  America Texas, N.A. (filed as Exhibit 10.8 to  the Company's Quarterly Report on Form
           10-Q for the Quarter Ended March 31, 1994 and incorporated herein by reference).

  10.9     Assignment of Notes, Liens, and Loan Documents executed by  Bank America Business Credit, Inc.
           successor to SPBC, Inc. (filed as Exhibit 10.9 to the Company's Quarterly Report  on Form 10-Q
           for the Quarter Ended March 31, 1994 and incorporated herein by reference).

  10.10    Assumption  Agreement dated  as of  April 29,  1994 among Sun  Coast Holdings,  Inc., Plastics
           Manufacturing Company, Sun Coast Closures, Inc.,  the Company, and Bank of America Texas, N.A.
           (filed as Exhibit 10.10 to the Company's  Quarterly Report on Form 10-Q for the Quarter  Ended
           March 31, 1994 and incorporated herein by reference).

  10.11    Modification of Note and Deed  of Trust effective as of April  29, 1994 among Bank of  America
           Texas, N.A., Plastics Manufacturing Company,  the Company and Sun Coast Holdings,  Inc. (filed as Exhibit 10.11 to  the Company's Quarterly Report on  Form 10-Q for the Quarter  Ended March
           31, 1994 and incorporated herein by reference).

  10.12    1984  Incentive  Stock  Option  Plan  (filed as  Exhibit  4.1  to  the  Company's Registration
           Statement on Form S-8 filed with the Securities  and Exchange Commission on March 15, 1993 and
           incorporated herein by reference).

  10.13    First Amendment to Amended and Restated Loan and Security Agreement dated  as of September 21,
           1994 (filed as Exhibit 10.13 to the Company's Registration Statement on Form S-2 filed with the
           Securities and Exchange Commission on February 17, 1995 and incorporated herein by reference).

  10.14    Second Amendment to Amended and Restated Loan and Security Agreement dated as of  November 23,
           1994 (filed as Exhibit 10.14 to the Company's Registration Statement on Form S-2 filed with the
           Securities and Exchange Commission on February 17, 1995 and incorporated herein by reference).

  10.15    1987  Incentive Stock  Option  Plan  (filed  as  Exhibit 4.1  to  the  Company's  Registration
           Statement on Form S-8 filed with the Securities and Exchange Commission on March  15, 1993 and
           incorporated herein by reference).

  10.16    1993 Incentive  and Non-Statutory  Stock Option Plan  (filed as  Exhibit 4.1 to  the Company's
           Registration Statement on Form S-8 filed with the Securities and  Exchange Commission on March
           15, 1993 and incorporated herein by reference.).

EXHIBIT
NUMBER                                               DESCRIPTION
------                                               -----------
  10.17    1994 Long-Term  Incentive Plan (filed as  Exhibit 4.1 to the  Company's Registration Statement
           on  Form S-8  filed  with the  Securities and  Exchange  Commission on  December 16,  1994 and
           incorporated herein by reference).

  10.18    1994 Director Stock Option Plan (filed as  Exhibit 4.1 to the Company's Registration Statement
           on  Form S-8  filed with  the Securities  and Exchange  Commission  on December  16, 1994  and
           incorporated herein by reference).

  10.19    Form of Director and Officer  Indemnification Agreements entered into between the  Company and each director and executive officer as of July 3, 1995.

  10.20    Loan, Mortgage and Security Agreement between  Manatee County, Florida and Sun Coast Plastics,
           Inc. dated  as of December 1, 1985 relating  to Manatee County, Florida Industrial Development
           Revenue Bonds, 1985 Series  (Sun Coast Plastics, Inc. Project) (filed  as Exhibit 10.20 to the
           Company's  Registration Statement  on Form  S-2 filed  on February  17, 1995  and incorporated herein by reference).

  10.21    Trust Indenture  between  Manatee  County, Florida  and  Sun Bank,  National  Association,  as
           Trustee,  dated  as of  December  1,  1985, relating  to  Manatee  County, Florida  Industrial
           Development Revenue  Bonds, 1985 Series (Sun  Coast Plastics, Inc. Project)  (filed as Exhibit
           10.21  to the  Company's Registration Statement  on Form  S-2 filed  on February 17,  1995 and incorporated herein by reference).

  10.22    United  States of  America, State of  Florida, Manatee  County Industrial  Development Revenue
           Bond, 1985 Series  (Sun Coast Plastics, Inc. Project) (filed as Exhibit 10.22 to the Company's
           Registration Statement  on Form  S-2 filed  on February 17,  1995 and  incorporated herein  by reference).

  10.23    Rights Agreement, dated as of June 6, 1995,  between the Company and American Stock Transfer &
           Trust Company (filed  as Exhibit 1 to the  Company's Current Report on Form  8-K dated June 6,
           1995 and incorporated herein by reference).

  10.24    Severance Agreement, dated as of August 8, 1995, between the Company and R. Carter Pate.

  10.25    Severance Agreement, dated as of August 8, 1995, between the Company and Cynthia R. Morris.

  10.26    Third Amendment to Amended and Restated Loan and Security Agreement dated as of the 22nd day of March, 1995.

  10.27    Fourth Amendment to Amended and Restated Loan and Security Agreement dated as of the September
           28, 1995.

  18.1     Letter dated September 25, 1995 from KPMG Peat Marwick LLP to the Company regarding preferability of FIFO.

  21       Subsidiaries of the Company.

  23.1     Consent of KPMG Peat Marwick LLP.

  27       Financial Data Schedule.