Form 10-Q
period 1995-09-30
SUN COAST INDUSTRIES INC /DE/
filed 1995-11-13
CIK 319129

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   Form 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                   For the Quarter Ended  September  30, 1995
                   ------------------------------------------

                         Commission File Number 0-10937
                         ------------------------------

                           SUN COAST INDUSTRIES, INC.
                           --------------------------
                           (Exact name of Registrant)



                    Delaware                         #59-1952968
            -----------------------         --------------------------------
            (State of Incorporation)        (IRS Employer Identification No.)



                2700 South Westmoreland Ave., Dallas, TX  75233
                -----------------------------------------------
                    (Address of principal executive offices)


                                (214) 373-7864
                        ------------------------------
                        (Registrant's telephone number)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  X     No
                                   ---       ---


Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of the November 6, 1995, the latest practable date.

                     Class                     Outstanding at November 6, 1995
                     -----                     -------------------------------
         Common stock $0.01 par value                    4,011,629

                           SUN COAST INDUSTRIES, INC.
                                     INDEX




Part I. Financial Information


Item I - Financial Statements

     Consolidated Balance Sheets -- September  30, 1995
     and June 30, 1995                                                                       3

     Consolidated Statements of Income -- Three  Months
     ended  September 30, 1995 and 1994                                                      5

     Consolidated Statements of Cash Flows -- Three
     Months ended September 30, 1995 and 1994                                                6

     Notes to Consolidated Financial Statements                                              7

Item II - Management's Discussion and Analysis of Financial
     Condition and Results of Operations                                                    11

Part II. Other Information

Items 1 through 6                                                                           13

PART I. FINANCIAL INFORMATION

Item I. FINANCIAL STATEMENTS



                           SUN COAST INDUSTRIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)



                                                                      September 30,
                                                                          1995                             June 30
                                                                       (unaudited)                           1995
                                                                       -----------                         ---------
ASSETS

Current assets:
  Cash and cash equivalents                                              $    205                           $  1,173
  Accounts receivable, net of allowance for
    doubtful accounts of $185 and $312                                     10,595                              9,602
  Inventories                                                              13,447                             13,248
  Other current assets                                                        269                                394
                                                                         --------                            -------
      Total current assets                                                 24,516                             24,417


Property, plant and equipment, net of accumulated
  depreciation of $20,540 and $19,277                                      29,844                             29,739
Intangible assets                                                           1,077                              1,026
Other assets                                                                1,868                              2,014
                                                                         --------                           --------
      Total assets                                                       $ 57,305                           $ 57,196
                                                                         ========                           ========


         See accompanying notes to consolidated financial statements.

                           SUN COAST INDUSTRIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                    (dollars in thousands, except par value)





                                                                        September 30,
                                                                            1995                             June 30,
LIABILITIES AND STOCKHOLDERS' EQUITY                                    (unaudited)                            1995
                                                                        -----------                           --------
Current liabilities:
  Accounts payable                                                        $  5,837                           $  4,456
  Accrued expenses                                                           2,200                              2,179
  Current portion
    of long-term debt                                                        2,748                              2,958
  Deferred income taxes                                                        811                                879
                                                                          --------                           --------
      Total current liabilities                                             11,596                             10,472

Other liabilities                                                               42                                 57
Long-term debt                                                              26,398                             27,464
Deferred income taxes                                                        2,386                              2,430
                                                                          --------                           --------

    Total liabilities                                                       40,422                             40,423
                                                                          --------                           --------

Stockholders' equity:
  Common stock, $.01 par value; 40,000,000
     shares authorized; issued and outstanding,
     4,009,629 and 4,005,629                                                    40                                 40
  Additional paid-in capital                                                11,322                             11,300
  Retained earnings                                                          5,521                              5,433
                                                                          --------                           --------
      Total stockholders' equity                                            16,883                             16,773
                                                                          --------                           --------

      Total liabilities and stockholders' equity                          $ 57,305                           $ 57,196
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

                           Sun COAST INDUSTRIES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                 (dollars in thousands, except per share data)


                                                                                     Three Months Ended
                                                                                        September 30,
                                                                                        -------------
                                                                           1995                             1994
                                                                         --------                        ----------

Sales                                                                    $ 19,373                          $ 22,289

Costs and expenses:
  Cost of sales                                                            15,693                            16,911
  Selling, general and administrative expense                               3,108                             3,283
  Interest, net                                                               436                               385
                                                                         --------                          --------

                                                                           19,237                            20,579
                                                                         --------                          --------

Income before provision for income taxes                                      136                             1,710
 Provision for income taxes                                                   (48)                             (651)
                                                                         --------                          --------

                       Net income                                        $     88                          $  1,059
                                                                         ========                          ========

Net income per common share                                              $   0.02                          $   0.26
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

                           SUN COAST INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (dollars in thousands)


                                                                                             Three Months Ended
                                                                                               September 30,
                                                                                               --------------
                                                                                           1995             1994
                                                                                         --------         --------
Cash flows from operating activities:

  Net income                                                                             $     88         $  1,059
  Adjustments to reconcile net income to
    net cash provided by (used in) operations:
    Depreciation and amortization                                                           1,425            1,285
    Deferred taxes                                                                           (112)              17

  Changes in assets and liabilities:
    Accounts receivable                                                                      (993)          (2,517)
    Inventories                                                                              (199)          (1,227)
    Other current assets                                                                      125              151
    Intangible and other assets                                                               (63)             453
    Accounts payable and accrued expenses                                                   1,383           (1,373)
                                                                                         --------         --------
     Net cash (used in) provided by operations                                              1,654           (2,152)
                                                                                         --------         --------
Cash flows from investing activities:

  Capital expenditures                                                                     (1,368)          (2,138)
                                                                                          --------         --------
Net cash used in investing activities                                                      (1,368)          (2,138)
                                                                                         --------         --------
Cash flows from financing activities:

  Proceeds from long-term debt                                                                  -            3,800
  Repayments of long-term debt                                                             (1,276)          (1,173)
  Issuance of Common Stock                                                                     22              205
                                                                                         --------         --------
      Net cash provided by  (used in) financing activities                                 (1,254)           2,832
                                                                                         --------         --------

      Change in cash and cash equivalents                                                    (968)          (1,458)
      Cash and cash equivalents at beginning of period                                      1,173            1,824
                                                                                         --------         --------
      Cash and cash equivalents at end of period                                         $    205         $    366
                                                                                         ========         ========

          See accompanying notes to consolidated financial statements.

                           SUN COAST INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER  30, 1995



NOTE 1 - THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


     Basis of Presentation

     The Company's (defined below) interim financial statements are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto in its Form 10-K and Annual Report to Stockholders for the year ended June 30, 1995.

     In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair statement of the results of operations for the interim periods presented.


     Description of Business

     Sun Coast Industries, Inc. (the "Company") manufactures and sells melamine and urea resins and compounds and, from these and other materials, molds consumer products and commercial plastic products, including dinnerware, drinkware and closures. The Company has manufacturing facilities in Texas, Florida, Tennessee and Mexico and offers its products through five divisions. The Chemical Division manufactures melamine and urea resins and compounds, which it supplies to other manufacturers and uses in
     producing its own Consumer Products and Foodservice products.   The
     Consumer Products and Foodservice Divisions manufacture compression molded melamine dinnerware and injection molded plastic drinkware, which the Company sells to retail and commercial markets. The Closures Division manufactures linerless, foil or foam lined and tamper-evident plastic closures and lids. These closures are used to bottle or package food, beverage, chemical and pharmaceutical products. The Custom Laminates Division is a start-up division employing the Company's proprietary process that permits lamination of images in a range of design, color and detail for use in furniture and countertops. No significant sales have been generated for this latest division to date.


     Industry Segment

     The Company operates in a single industry segment, supplying consumer products and commercial related plastic products on a direct and indirect basis, utilizing similar production processes and methods.

                           SUN COAST INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             SEPTEMBER  30, 1995




NOTE 1 - THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont'd)

    Principles of Consolidation

    The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts in previously issued financial statements have been reclassified to conform with the current period financial statement presentation.

    Inventories

    Inventories are valued at the lower of cost or market, with cost determined utilizing the first-in, first-out (FIFO) method.

    Property, Plant and Equipment

    Property, plant and equipment are carried at cost and depreciated using the straight-line method over the estimated useful lives of the related assets. Lives assigned to asset categories are 5 to 15 years for machinery and equipment, 30 to 35 years for buildings and 5 years for
    molds.   Machinery and equipment under capital leases are stated at the present value of minimum lease payments. Renewals and improvements that significantly add to the productive capacity or extend the useful life of an asset are capitalized. Repairs and maintenance are charged to expense as incurred.

    Intangible Assets

    Intangible assets are stated at cost and consist primarily of patents and goodwill. Intangible assets are amortized on the straight-line method over their estimated useful lives. The carrying values and amortization periods of intangibles are periodically evaluated by the Company to determine whether current events and circumstances warrant adjustment.

                           SUN COAST INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER  30, 1995


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

     Environmental Costs

     A liability for environmental assessments and/or cleanup is accrued when it is probable a loss has been incurred and is estimable. No significant liabilities were in existence at September 30, 1995 and June 30, 1995.

     Net Income Per Common Share

     Net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during each period after giving effect to stock options and warrants considered to be dilutive common stock equivalents. The weighted average number of common shares outstanding was 4,078,483 and 4,066,105 for the three months ended September 30, 1995 and 1994, respectively. Primary and fully diluted net income per common share amounts are the same.

                           SUN COAST INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER  30, 1995


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

    Foreign Currency Translation and Transactions

    The Company's foreign subsidiary uses the local currency as the functional currency. Translation gains or losses are included as a component of stockholders' equity. Gains or losses from foreign currency transactions are included in net income. There were no material gains and losses from foreign currency translation or transactions for the periods ended September 30, 1995 and June 30, 1995.

NOTE 2 - INVENTORIES

                                                                        September 30,
                                                                            1995                            June 30,
                                                                         (unaudited)                         1995
                                                                         -----------                        -------
                                                                                       (in thousands)
          Raw Materials                                                    $5,559                           $5,224
          Work-in-process                                                     562                              806
          Finished  good                                                    8,002                            7,792
                                                                          -------                          -------
                                                                           14,123                           13,822
          Obsolescence reserve                                               (676)                            (574)
                                                                          -------                          -------
                                                                          $13,447                          $13,248
                                                                          =======                          =======

Item II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


            Three Months Ended September 30, 1995, Compared to the
                    Three Months Ended September  30, 1994


       Sales for the three months ended September 30, 1995, decreased $2,916,000 or 13.1%, when compared to the same period in 1994. Closure sales increased 7.0%, resulting from the addition of new products and customers. Consumer Products and Foodservice Divisions' sales decreased 34.0%. as a result of the downturn in the retail economy and customer resistance to price pass throughs. Chemical Division sales decreased 8.3% due to a weak housing market and customer efforts to better manage their inventory to lower levels.

       Cost of sales as a percentage of net sales increased to 81.0% from 75.9%. The decline in gross margin was the direct result of raw material price increases in the current quarter over the comparable prior year quarter as well as volume declines in certain product lines. Substantially all of the Company's major raw materials incurred unprecedented and repeated price increases over the past nine months ranging from 10% to 110%. The most dramatic increases occurred in the prices of melamine and formaldehyde. Increased foreign demand for melamine due to the weakening of the dollar affected the domestic price of melamine and a world- wide shortage of methanol, a key component of formaldehyde, caused formaldehyde price increases. Pulp also experienced significant increases in price due to paper industry shortages. While the Company is currently experiencing some declines in raw material costs, other costs continue to increase and the overall impact to future earnings is not predictable.

       Because of the significant increases in raw material costs, the Company raised its prices to its customers during the third and fourth quarters of fiscal 1995 and as a result, the volume of orders declined in relation to expectations. Decreases in volume were also experienced in the Chemical Division due to a slow- down in housing starts which affected the Company's electrical components customers. The most significant volume declines, however, were in the Consumer Products Division which was impacted by a very weak retail economy, in addition to the price increases.

       Selling, general and administrative expense ("SG&A") decreased $175,000 but increased as a percentage of sales to 16.0% for the three months ended September 30, 1995 from 14.7% in 1994. This increase was expected and relates to increased selling and marketing and research and development costs.

       Interest expense has increased 13.2% to $436,000 for the three months ended September 30, 1995 from $385,000 for the three months ended September 30, 1994 due to increased borrowings and higher interest rates on outstanding loan amounts.

       Net income decreased $971,000 (91.7%) to $88,000 ($0.02 per share)
       for the three months ended September 30, 1995 from $1,059,000 ($0.26 per share) recorded in the comparable prior fiscal period primarily because of the impact on gross margin of raw material price increases and depressed sales volumes.

    Liquidity and Capital Resources

    Management reviews the Company's working capital, accounts receivable and relationship of debt to equity on a continuing basis. The Company's growth has been financed through long-term debt financing and cash generated from operations. During the first quarter of fiscal 1995, the Company reduced net borrowings by an additional $1.3 million. Cash flow from operations generated $1.7 million. The Company invested $1.0 million in accounts receivable during the first quarter of fiscal 1995, primarily because of increased sales in the later months of the first quarter. In addition, current payables and accrued expenses increased approximately $1.4 million as the Company is managing its payables well.


    Capital expenditures for the first quarter of fiscal 1996 were $1.4 million. Anticipated future capital additions should approximate $3 million during fiscal 1996 and management anticipates current debt capacity and cash flow from operations should be adequate to fund this level of expenditure.

    In September 1995, the Company and its lender agreed to amend the existing credit facility to provide a total of $31.3 million in borrowings secured by substantially all the assets of the Company. The facility provides for borrowings under three separate note arrangements - (i) a $3.8 million term loan payable in quarterly installments through April 1, 2001, plus an additional $3.5 million, three year amortizing secured term loan (ii) a $9.0 million capital expenditure term loan payable in quarterly installments through April 1, 2000, and (iii) a $15.0 million revolving loan, due January 31, 1997. As of September 30, 1995, outstanding borrowings under the credit facility included $7.1 million under the term loan, $8.6 million under the capital expenditure term loan and $9.9 million under the revolving credit line. At September 30, 1995, incremental borrowing availability was approximately $2.6 million under the revolving credit line. The credit facility provides for the issuance of up to $2.0 million of letters of credit, subject to the borrowing availability under the revolving credit line. The loan agreement contains various covenants, including maintaining certain financial ratios and tests, limitation on the issuance of debt and the amount of capital expenditures, capital leases, investments and dividends. The primary financial covenants include quarter end calculations of ratios of cash flow to the current portion of long-term debt, total debt to tangible net worth, current assets to current liabilities and the maintenance of minimum tangible net worth, all as defined. In connection with the credit facility amendment, the Company has retained an investment banking firm to review various strategic alternatives available to it, including access to capital markets and alternative sources of financing.

                           SUN COAST INDUSTRIES, INC.
                               SEPTEMBER 30, 1995




PART II - OTHER INFORMATION


          Item 1 - Legal Proceedings

          None.

          Items 2 and 3 - Modification of Rights of Registrants' Securities and Details on Senior Securities

          None.

          Item 4 - Submission of  Matters to a Vote of Security Holders

          None.

          Item 5 - Subsequent Event

          None.

          Item 6 - Exhibits and Reports in Form 8K

          (a)    Exhibit 27 - Financial Data Schedule

          (b) No current reports on Form 8-K were filed during the quarter ended September 30, 1995.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        Sun Coast Industries, Inc.
                                        ---------------------------------------
                                        Registrant


11/6/95                                 By:
-------                                      ----------------------------------
  Date                                       R. Carter Pate, Chief Executive
                                             Officer and President


11/6/95                                 By:
-------                                      ----------------------------------
  Date                                       Cynthia R. Morris, CFO,
                                             Secretary and Treasurer

                              INDEX TO EXHIBITS



        Exhibit
          No.                                        Description
        -------                                      -----------

          27                                    Financial Data Schedule