Form 10-Q
period 1995-12-31
SUN COAST INDUSTRIES INC /DE/
filed 1996-02-14
CIK 319129

                     SECURITIES AND EXCHANGE COMMISSION

                            Washington, DC 20549

                                  Form 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


                   For the Quarter Ended December 31, 1995
                   ---------------------------------------

                       Commission File Number 0-10937
                       ------------------------------

                         SUN COAST INDUSTRIES, INC.
                         --------------------------
                         (Exact name of Registrant)



            Delaware                                 #59-1952968
---------------------------------      ----------------------------------------
    (State of Incorporation)               (IRS Employer Identification No.)



                2700 South Westmoreland Ave., Dallas, TX  75233
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

                               Yes  X     No
                                   ---       ---

Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of February 9, 1996, the latest practable date.

            Class                           Outstanding at February 9, 1996
            -----                           -------------------------------

Common stock $0.01 par value                           4,004,229

                           SUN COAST INDUSTRIES, INC.
                                     INDEX





Part I. Financial Information
-----------------------------


Item I - Financial Statements

     Condensed Consolidated Balance Sheets -- December  31, 1995
     and June 30, 1995                                                       3

     Condensed Consolidated Statements of Operations - Six Months ended December 31, 1995 and 1994

     Condensed Consolidated Statements of Operations -- Three  Months
     ended  December 31, 1995 and 1994                                       5

     Condensed Consolidated Statements of Cash Flows -- Six
     Months ended December 31, 1995 and 1994                                 7

     Notes to Condensed Consolidated Financial Statements                    8

Item II - Management's Discussion and Analysis of Financial
     Condition and Results of Operations                                    12


Part II. Other Information
--------------------------

Items 1 through 6                                                           15

PART I. FINANCIAL INFORMATION

Item I. FINANCIAL STATEMENTS



                           SUN COAST INDUSTRIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)



                                                                          December 31,
                                                                             1995                           June 30,
                                                                          (unaudited)                         1995
                                                                          ------------                      --------
ASSETS

Current assets:
  Cash and cash equivalents                                               $        899                      $  1,173
  Accounts receivable, net of allowance for
    doubtful accounts of $146 and $312                                           8,439                         9,602
  Inventories                                                                   11,388                        13,248
  Other current assets                                                             329                           394
                                                                          ------------                      --------

      Total current assets                                                      21,055                        24,417


Property, plant and equipment, net of accumulated
  depreciation of $21,798 and $19,277                                           29,593                        29,739
Intangible assets                                                                1,019                         1,026
Other assets                                                                     1,835                         2,014
                                                                          ------------                      --------

      Total assets                                                        $     53,502                      $ 57,196
                                                                          ============                      ========





          See accompanying notes to consolidated financial statements.

                           SUN COAST INDUSTRIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    (dollars in thousands, except par value)




                                                                         December 31,
                                                                            1995                            June 30,
LIABILITIES AND STOCKHOLDERS' EQUITY                                     (unaudited)                          1995
                                                                         -----------                        --------
Current liabilities:
  Accounts payable                                                        $    4,246                        $  4,456
  Accrued expenses                                                             1,909                           2,179
  Current portion
    of long-term debt                                                          2,865                           2,958
  Deferred income taxes                                                          812                             879
                                                                         -----------                        --------

      Total current liabilities                                                9,832                          10,472

Other liabilities                                                                 13                              57
Long-term debt                                                                25,565                          27,464
Deferred income taxes                                                          2,386                           2,430
                                                                         -----------                        --------

    Total liabilities                                                         37,796                          40,423
                                                                         -----------                        --------



Stockholders' equity:
  Common stock, $.01 par value; 40,000,000
     shares authorized; issued and outstanding,
     3,998,229 and 4,005,629                                                      40                              40
  Additional paid-in capital                                                  11,189                          11,300
  Currency translation adjustment                                               (703)                              -
  Retained earnings                                                            5,180                           5,433
                                                                         -----------                        --------
      Total stockholders' equity                                              15,706                          16,773
                                                                         -----------                        --------

      Total liabilities and stockholders' equity                         $    53,502                        $ 57,196
                                                                         ===========                        ========





          See accompanying notes to consolidated financial statements.

                           SUN COAST INDUSTRIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                 (dollars in thousands, except per share data)



                                                                                       Six Months Ended
                                                                                         December 31,
                                                                                         ------------
                                                                             1995                             1994
                                                                            -------                          -------
Sales                                                                       $37,951                          $43,579

Costs and expenses:
  Cost of sales                                                              31,542                           33,513
  Selling, general and administrative expense                                 5,872                            6,285
  Interest, net                                                                 943                              799
                                                                            -------                          -------

                                                                             38,357                           40,597
                                                                            -------                          -------

Income before income taxes                                                     (406)                           2,982
  Provision for income taxes                                                    155                           (1,068)
                                                                            -------                          -------

                Net (loss) income                                           $  (251)                         $ 1,914
                                                                            =======                          =======

Net (loss) income per common share                                          $ (0.06)                         $  0.47
                                                                            =======                          =======




          See accompanying notes to consolidated financial statements.

                           SUN COAST INDUSTRIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                 (dollars in thousands, except per share data)



                                                                                       Three Months Ended
                                                                                           December 31,
                                                                                          -------------
                                                                             1995                             1994
                                                                            -------                          -------
Sales                                                                       $18,578                          $21,290

Costs and expenses:
  Cost of sales                                                              15,849                           16,602
  Selling, general and administrative expense                                 2,764                            3,002
  Interest, net                                                                 507                              414
                                                                            -------                          -------

                                                                             19,120                           20,018
                                                                            -------                          -------

Income before provision for income taxes                                       (542)                           1,272
  Provision for income taxes                                                    203                             (417)
                                                                            -------                          -------

                       Net (loss) income                                    $  (339)                         $   855
                                                                            =======                          =======

Net (loss) income per common share                                           ($0.08)                           $0.21
                                                                            =======                          =======




          See accompanying notes to consolidated financial statements.

                           SUN COAST INDUSTRIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (dollars in thousands)


                                                                                          Six Months Ended
                                                                                             December 31,
                                                                                            -------------
                                                                                         1995           1994
                                                                                       --------       -------
Cash flows from operating activities:

  Net (loss) income                                                                    $   (251)      $ 1,914
  Adjustments to reconcile net income to
    net cash provided by (used in) operations:
    Depreciation and amortization                                                         2,840         2,454
    Deferred taxes                                                                         (103)          (89)

  Changes in assets and liabilities:
    Accounts receivable                                                                     981          (635)
    Inventories                                                                           1,744        (2,236)
    Other current assets                                                                     63           280
    Intangible and other assets                                                            (117)          525
    Accounts payable and accrued expenses                                                  (541)       (3,325)
                                                                                       --------       -------


     Net cash provided by (used in) operations                                            4,616        (1,112)
                                                                                       --------       -------

Cash flows from investing activities:

  Capital expenditures                                                                   (2,641)       (4,416)
                                                                                       --------       -------

Net cash used in investing activities                                                    (2,641)       (4,416)
                                                                                       --------       -------

Cash flows from financing activities:

  Proceeds from long-term debt                                                              458         6,851
  Repayments of long-term debt                                                           (2,450)       (2,192)
  Issuance of Common Stock                                                                 (111)          245
                                                                                       --------       -------

      Net cash (used in) provided by financing activities                                (2,103)        4,904
                                                                                       --------       -------

      Effect of exchange rate changes on cash                                              (146)            -

      Change in cash and cash equivalents                                                  (274)         (624)
     Cash and cash equivalents at beginning of period                                     1,173         1,824
                                                                                       --------       -------
      Cash and cash equivalents at end of period                                       $    899       $ 1,200
                                                                                       ========       =======





          See accompanying notes to consolidated financial statements.

                           SUN COAST INDUSTRIES, INC.
             NOTES TO  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER  31, 1995



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


     Industry Segment

     The Company operates in a single industry segment, supplying consumer and commercial related plastic products on a direct and indirect basis, utilizing similar production processes and methods.

                           SUN COAST INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER  31, 1995




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

                           SUN COAST INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER  31, 1995



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

     Environmental Costs

     A liability for environmental assessments and/or cleanup is accrued when it is probable a loss has been incurred and is estimable. No significant liabilities were in existence at December 31, 1995 and June 30, 1995.

     Net Income (Loss) Per Common Share

     Net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during each period after giving effect to stock options and warrants considered to be dilutive common stock equivalents. There were 4,079,355 and 4,117,347 weighted average shares outstanding for the six months ended December 31, 1995 and 1994, respectively. The weighted average number of common shares outstanding was 4,082,139 and 4,090,310 for the three months ended December 31, 1995 and 1994, respectively. Primary and fully diluted net income per common share amounts are the same.

                           SUN COAST INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1995



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


NOTE 2 - INVENTORIES

                                                                        December 31,
                                                                           1995                          June 30,
                                                                        (unaudited)                        1995
                                                                        -----------                      --------
                                                                                        (in thousands)
          Raw Materials                                                 $ 4,253                          $ 5,224
          Work-in-process                                                   302                              806
          Finished  good                                                  7,573                            7,792
                                                                        -------                          -------
                                                                         12,128                           13,822
          Obsolescence reserve                                             (740)                            (574)
                                                                        -------                          -------
                                                                        $11,388                          $13,248
                                                                        =======                          =======

Item II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


   Three Months Ended December 31, 1995, Compared to the Three Months Ended
                              December 31, 1994


     Sales for the three months ended December 31, 1995, decreased $2,712,000 or 12.7%, when compared to the same period in 1994. Closure Division's sales decreased 3.1% due to decreased demand. Consumer Products and Foodservice Divisions' sales decreased 24.4%. as a result of the downturn in the retail economy and because of significant children's licensed product sales in the 1994 period that did not recur in the 1995 period. Chemical Division's sales decreased 16.5% due to a weak housing market and customer efforts to better manage their inventory to lower levels.

     Cost of sales as a percentage of net sales increased to 85.3% from 78.0%. The decline in gross margin was the direct result of raw material price increases in the current quarter over the comparable prior year quarter as well as volume declines in most product lines. Substantially all of the Company's major raw materials incurred unprecedented and repeated price increases over the past nine months ranging from 10% to 110%. The most dramatic increases occurred in the prices of melamine and formaldehyde. Increased foreign demand for melamine due to the weakening of the dollar affected the domestic price of melamine and a world-wide shortage of methanol, a key component of formaldehyde, caused formaldehyde price increases. Pulp also experienced significant increases in price due to paper industry shortages. While the Company is currently experiencing some declines in raw material costs, other costs continue to increase and the overall impact to future earnings is not predictable.

     Because of the significant increases in raw material costs, the Company raised its prices to its customers during the third and fourth quarters of fiscal 1995 and as a result, the volume of orders has continued to decline compared to levels a year ago.

     Selling, general and administrative expense ("SG&A") decreased $238,000 but increased to 14.9% of sales for the three months ended December 31, 1995 as compared to 14.1% of sales for the three months ended December 31, 1994.

     Interest expense has increased 22.5% to $507,000 for the three months ended December 31, 1995 from $414,000 for the three months ended December 31, 1994 due to increased borrowings and higher interest rates on outstanding loan amounts.

     Net income decreased $1,194,000 from the comparable prior fiscal period primarily because of the impact on gross margin of raw material price increases and depressed sales volumes.

      Six Months Ended December 31, 1995, Compared to the Six Months Ended
                               December 31, 1994

     Sales decreased 12.9% to $37.9 million for the six months ended December 31, 1995, from $43.6 million for the six months ended December 31, 1994. Sales in the Chemical Division decreased by 12.4% for the six months ended December 31, 1995 from the same period in 1994, primarily as a result of decreased industry demand. Sales in the Consumer Products and Foodservice Divisions decreased by 36.2% for the six months ended December 31, 1995 from the same period in 1994, resulting from a sluggish retail economy and reduced demand. Sales in the Closures Division increased 1.8% for the six months ended December 31, 1995 from the same period in 1994.

     Cost of sales as a percentage of sales increased to 83.1% for the six months ended December 31, 1995 from 76.9% in the same period in 1994. The decrease in gross margin was primarily the result of raw material price increases and decreased production volumes. While raw materials prices have increased significantly during the past year and may increase further, the Company cannot predict future trends with any certainty.

     Selling, general and administrative expense ("SG&A") decreased by 6.6% for the six months ended December 31, 1995 from the same period in 1994. SG&A increased as a percentage of sales to 15.5% for the six months ended December 31, 1995 from 14.4% for the six months ended December 31, 1994, due to certain fixed administrative costs.

     Interest expense increased 18.0% for the six months ended December 31, 1995 from the same period in 1994 due to increased borrowing and higher interest rates on outstanding loan amounts. The average borrowing during the six months ended December 31, 1995 was $28.9 million compared to $24.5 million during the same period in 1994.

     Net income decreased $2,165,000 for the six months ended December 31, 1995 from the six month period ended December 31, 1994 as a result of lower sales volumes and the other factors described above.

     Liquidity and Capital Resources

     Management reviews the Company's working capital, accounts receivable and relationship of debt to equity on a continuing basis. The Company's growth has been financed through long-term debt financing and cash generated from operations. During the six months ended December 31, 1995, the Company reduced net borrowings by $2.0 million. Cash flow from operations generated $4.9 million.

     Capital expenditures for the six months ended December 31, 1995 were $2.4 million. Anticipated future capital additions should approximate $1 million for the remainder of fiscal 1996 and management anticipates current debt capacity and cash flow from operations should be adequate to fund this level of expenditure.

     In December 1995, the Company refinanced its existing debt with a new lender and increased its credit facility to provide a total of $35.7 million in borrowings secured by substantially all the assets of the Company. The facility provides for borrowings under three separate arrangements - (i) two separate one-time term advances in an aggregate principal amount of $6.7 million payable in quarterly installments through April 1, 2001, (ii) multiple term advances for capital expenditures in an aggregate principle amount of $14 million payable in quarterly installments over 2 to 7 years, and (iii) a $15.0 million revolving loan, due December 31, 1998. As of December 31, 1995, outstanding borrowings under the credit facility included $6.7 million under the two term loans, $8.1 million under the capital expenditure term loan and $10.2 million under the revolving credit line. At December 31, 1995, based on the Company's borrowing formula incremental borrowing availability was approximately $4.1 million under the revolving credit line. The credit facility provides for the issuance of up to $2.0 million of letters of credit, subject to the borrowing availability under the revolving credit line. The loan agreement contains various covenants, including maintaining certain financial ratios and tests, limitation on the issuance of debt and the amount of capital expenditures, capital leases, investments and dividends. The primary financial covenants include quarter end calculations of leverage and fixed charge coverage.

     On the basis of its current forecast of financial position and results of operations through December 31, 1996, the Company believes that it will maintain compliance with its restrictive covenants through that date; however, risks inherent in the Company's business -- including the high level of competition in its markets, Mexican currency fluctuations, its reliance on certain key customers, management disruption including any resulting from the resignation of Carter Pate as CEO and the recent trend of increasing raw materials prices -- may negatively impact the Company's performance and result in non-compliance with the covenants. In the event of non-compliance, management intends to seek the necessary waivers or amendments such that the loan agreement will continue to be available to fund its working capital requirements. However, no assurances can be given that such waivers or amendments will be granted.

                           SUN COAST INDUSTRIES, INC.
                               DECEMBER 31, 1995



PART II - OTHER INFORMATION


     Item 1 - Legal Proceedings

     None.

     Item 2 - Changes in Securities

     On June 6, 1995, the Board of Directors of the Company declared a dividend of one common stock purchase right (a "Right") for each outstanding share of common stock, par value $.01 per share (the "Common Stock"), of the Company. The dividend was paid on July 6, 1995, to stockholders of record of the Common Stock on that date. The description and terms of the Rights are set forth in a Rights Agreement (the "Rights Agreement") between the Company and American Stock Transfer & Trust Company, as Rights Agent (the "Rights Agent"), a copy of which has been filed with the Securities and Exchange Commission as an Exhibit to a Current Report on Form 8-K; Date of Report (Date of earliest event reported: June 6, 1995).

     On December 5, 1995, the Board of Directors of the Company approved Amendment No. 1 to the Rights Agreement between the Company and the Rights Agent (the "Amendment"). The Amendment amends the Rights Agreement in two ways. First, James M. Hoak has been excluded from the definition of "Acquiring Person" as set forth in Section 1(a) of the Rights Agreement unless and until Mr. Hoak, together with any of his affiliates or associates, acquires twenty percent (20%) or more of the outstanding Common Stock of the Company. Second, the Amendment otherwise lowers the threshold of beneficial ownership of an "Acquiring Person" for triggering the flip-in provisions of the Rights Agreement from twenty percent (20%) to fifteen percent (15%). Under the Rights Agreement before the Amendment, the flip-in provisions of the Rights Agreement were not triggered until an Acquiring Person owned twenty percent (20%) or more of the outstanding Common Stock of the Company. A copy of the Amendment has been filed with the Securities and Exchange Commission as an Exhibit to a Current Report on Form 8-K; Date of Report (Date of earliest event reported: December 5, 1995).

     Item 3 - Defaults Upon Senior Securities

     None.

     Item 4 - Submission of  Matters to a Vote of Security Holders

     None.

     Item 5 - Other Information

     On February 1, 1996 the President and Chief Executive Officer, R. Carter Pate, resigned. In connection with his resignation, Mr. Pate received a payment of $350,000. James H. Miller has been appointed interim President and Chief Executive Officer.

     Item 6 - Exhibits and Reports in Form 8K

     (a)   Exhibits:

           10.1 Loan Agreement Among Comerica Bank - Texas, Sun Coast Holdings, Inc., the Company, Sun Coast Closures, Inc., Plastics Manufacturing Company and Sun Coast Acquisitions, Inc. dated December 20, 1995 (the "Loan Agreement").

           10.2  Letter dated February 12, 1996, amending Loan Agreement.

           27  Financial Data Schedule

     (b) A Form 8-K was filed on December 20, 1995 reporting Amendment No. 1 to the Company's Stockholder Rights Agreement. See Item 2 above.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                      Sun Coast Industries, Inc.
                      ---------------------------------------------------------
                      Registrant


 2/13/96              By: /s/ JAMES H. MILLER
---------                ------------------------------------------------------
  Date                   James H. Miller, Chief Executive Officer and President


 2/13/96              By: /s/ CYNTHIA R. MORRIS
---------                ------------------------------------------------------
  Date                    Cynthia R. Morris, CFO, Secretary and Treasurer

                                EXHIBIT INDEX


EXHIBIT NO.             DESCRIPTION
-----------             -----------

   10.1                 Loan Agreement Among Comerica Bank

   10.2                 Letter dated February 12, 1996 amending Loan Agreement

   27                   Financial Data Schedule