Form 10-Q
period 1996-03-31
SUN COAST INDUSTRIES INC /DE/
filed 1996-05-15
CIK 319129

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC 20549

                                  Form 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                     For the Quarter Ended March 31, 1996
                     ------------------------------------

                        Commission File Number 0-10937
                        ------------------------------

                          SUN COAST INDUSTRIES, INC.
                          --------------------------
                          (Exact name of Registrant)



           Delaware                                      #59-1952968
- -------------------------------             ------------------------------------
   (State of Incorporation)                   (IRS Employer Identification No.)



               2700 South Westmoreland Ave., Dallas, TX  75233
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

                               Yes  X     No
                                   ---       ---

Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of May 8, 1996, the latest practable date.

        Class                                   Outstanding at May 8, 1996
        -----                                   --------------------------
Common stock $0.01 par value                              4,004,229

                           SUN COAST INDUSTRIES, INC.
                                     INDEX





Part I. Financial Information
- -----------------------------


Item I - Financial Statements

     Condensed Consolidated Balance Sheets --March  31, 1996
     and June 30, 1995                                                                                         3

     Condensed Consolidated Statements of Operations - Nine Months
     ended March 31, 1996 and 1995                                                                             5

     Condensed Consolidated Statements of Operations -- Three  Months
     ended  March 31, 1996 and 1995                                                                            6

     Condensed Consolidated Statements of Cash Flows -- Nine
      Months ended March 31, 1996 and 1995                                                                     7

    Notes to Condensed Consolidated Financial Statements                                                       8

Item II - Management's Discussion and Analysis of Financial
     Condition and Results of Operations                                                                      13


Part II. Other Information
- --------------------------

Items 1 through 6                                                                                             17

PART I. FINANCIAL INFORMATION

Item I. FINANCIAL STATEMENTS



                           SUN COAST INDUSTRIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)



                                                                         March 31,
                                                                           1996                        June 30,
                                                                        (unaudited)                      1995
                                                                        -----------                    --------
ASSETS

Current assets:
  Cash and cash equivalents                                             $     583                      $ 1,173
  Accounts receivable, net of allowance for
    doubtful accounts of $172  and $312                                    12,104                        9,602
  Inventories                                                              11,106                       13,248
  Other current assets                                                        391                          394
                                                                        ---------                      -------

      Total current assets                                                 24,184                       24,417


Property, plant and equipment, net of accumulated
  depreciation of $23,116 and $19,277                                      29,124                       29,739
Intangible assets                                                             962                        1,026
Other assets                                                                1,927                        2,014
                                                                        ---------                     --------

      Total assets                                                      $  56,197                     $ 57,196
                                                                        =========                     ========

     See accompanying notes to condensed consolidated financial statements.

                           SUN COAST INDUSTRIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    (dollars in thousands, except par value)




                                                                         March 31,
                                                                           1996                               June 30,
LIABILITIES AND STOCKHOLDERS' EQUITY                                    (unaudited)                             1995
                                                                        -----------                          ---------
Current liabilities:
  Accounts payable                                                       $  6,947                            $ 4,456
  Accrued expenses                                                          1,948                              2,179
  Current portion
    of long-term debt                                                      26,251                              2,958
  Deferred income taxes                                                       493                                879
                                                                         --------                            -------

      Total current liabilities                                            35,639                             10,472

Other liabilities                                                              12                                 57
Long-term debt                                                              3,205                             27,464
Deferred income taxes                                                       2,684                              2,430
                                                                         --------                            -------

    Total liabilities                                                      41,540                             40,423
                                                                         --------                            -------



Stockholders' equity:
  Common stock, $.01 par value; 40,000,000
     shares authorized; issued 4,017,629 and
     4,005,629 and outstanding 4,004,229 and 4,005,629                         40                                 40
  Additional paid-in capital                                               11,222                             11,300
  Currency translation adjustment                                            (643)                                 -
  Retained earnings                                                         4,038                              5,433
                                                                         --------                            -------
      Total stockholders' equity                                           14,657                             16,773
                                                                         --------                            -------

      Total liabilities and stockholders' equity                         $ 56,197                            $57,196
                                                                         ========                            =======





     See accompanying notes to condensed consolidated financial statements.

                           SUN COAST INDUSTRIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                 (dollars in thousands, except per share data)



                                                                                       Nine Months Ended
                                                                                            March 31,
                                                                                            ---------
                                                                            1996                             1995
                                                                            ----                             ----
Sales                                                                   $    58,984                       $   65,141

Costs and expenses:
  Cost of sales                                                              49,756                           50,720
  Selling, general and administrative expense                                 9,898                            9,588
  Interest, net                                                               1,447                            1,313
                                                                        -----------                       ----------

                                                                             61,101                           61,621
                                                                        -----------                       ----------

(Loss) income before provision for income taxes                              (2,117)                           3,520
Provision for income taxes                                                      722                           (1,300)
                                                                        -----------                       ----------

                       Net (loss) income                                $    (1,395)                      $    2,220
                                                                        ===========                       ==========


Net (loss) income per common share                                      $     (0.35)                      $     0.55
                                                                        ===========                       ==========



     See accompanying notes to condensed consolidated financial statements.

                           SUN COAST INDUSTRIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                 (dollars in thousands, except per share data)



                                                                                       Three Months Ended
                                                                                             March 31,
                                                                                             ---------
                                                                             1996                              1995
                                                                             ----                              ----
Sales                                                                      $ 21,033                          $21,562

Costs and expenses:
  Cost of sales                                                              18,267                           17,207
  Selling, general and administrative expense                                 3,973                            3,303
  Interest, net                                                                 504                              514
                                                                           --------                          -------


                                                                             22,744                           21,024
                                                                           --------                          -------

(Loss) income before provision for income taxes                              (1,711)                             538
        Provision for income taxes                                              567                             (232)
                                                                           --------                          -------

                       Net (loss) income                                  ($  1,144)                         $   306
                                                                           ========                          =======


Net (loss) income per common share                                        ($   0.29)                         $  0.08
                                                                           ========                          =======


     See accompanying notes to condensed consolidated financial statements.

                           SUN COAST INDUSTRIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (dollars in thousands)


                                                                              Nine Months Ended
                                                                                 March 31,
                                                                                 ---------
                                                                           1996             1995
                                                                           ----             ----
Cash flows from operating activities:

  Net (loss) income                                                        $(1,395)         $2,220
  Adjustments to reconcile net income to
    net cash provided by (used in) operations:
    Depreciation and amortization                                            4,250           3,596

    Deferred taxes                                                            (124)             74

  Changes in assets and liabilities:
    Accounts receivable                                                     (2,670)         (1,648)
    Inventories                                                              2,036          (4,783)
    Other current assets                                                      (150)            371
    Intangible and other assets                                               (244)            234
    Accounts payable and accrued expenses                                    2,223          (2,482)
                                                                           -------          ------


     Net cash provided by (used in) operations                               3,926          (2,418)
                                                                           -------          ------

Cash flows from investing activities:

  Capital expenditures                                                      (3,467)         (6,720)
                                                                           -------          ------

Net cash used in investing activities                                       (3,467)         (6,720)
                                                                           -------          ------
Cash flows from financing activities:

  Proceeds from long-term debt                                               2,958          10,069
  Repayments of long-term debt                                              (3,925)         (2,950)
  Issuance of Common Stock                                                      72             245
                                                                           -------          ------

      Net cash (used in) provided by financing activities                     (895)          7,364
                                                                           -------          ------
      Effect of exchange rate changes on cash                                 (154)              -

      Change in cash and cash equivalents                                     (590)         (1,774)
      Cash and cash equivalents at beginning of period                       1,173           1,824
                                                                           -------          ------
      Cash and cash equivalents at end of period                           $   583          $   50
                                                                           =======          ======

     See accompanying notes to condensed consolidated financial statements.

                           SUN COAST INDUSTRIES, INC.
             NOTES TO  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH  31, 1996



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

                           SUN COAST INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               MARCH  31, 1996




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

                           SUN COAST INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH  31, 1996



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

     Environmental Costs

     A liability for environmental assessments and/or cleanup is accrued when it is probable a loss has been incurred and is estimable. No significant liabilities were in existence at March 31, 1996 and June 30, 1995.

     Net Income (Loss) Per Common Share

     Net income (loss) per common share is computed by dividing net income
     (loss) by the weighted average number of common shares outstanding during each period after giving effect to stock options and warrants considered to be dilutive common stock equivalents. All stock options and warrants were considered anti-dilutive for the three and nine months ended March 31, 1996.

                           SUN COAST INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH  31, 1996



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


NOTE 2 - INVENTORIES

                                                                          March 31,
                                                                            1996                             June 30,
                                                                         (unaudited)                           1995
                                                                         -----------                          ------
                                                                                         (in thousands)
          Raw Materials                                                    $  3,844                          $ 5,224
          Work-in-process                                                       934                              806
          Finished goods                                                      7,147                            7,792
                                                                           --------                          -------
                                                                             11,925                           13,822
          Obsolescence reserve                                                 (819)                            (574)
                                                                           --------                          -------

                                                                           $ 11,106                          $13,248
                                                                           ========                          =======


NOTE 3 - LONG TERM DEBT

                                                                           March 31,
                                                                             1996                             June 30,
                                                                          (unaudited)                           1995
                                                                          -----------                         ------
                                                                                         (in thousands)
          Term loan                                                        $  6,245                         $  7,167
          Revolving credit line                                              12,159                           11,020
          Capital expenditures term loan                                      7,611                            8,278
          Industrial development revenue bonds                                2,213                            2,325
          Subordinated notes payable                                          1,000                            1,300
          Capitalized lease obligations                                         228                              332
                                                                           --------                         --------
                                                                             29,456                           30,422

          Current maturities on original
               maturity schedule                                             (2,865)                          (2,958)
          Long term debt classified as current                              (23,386)                               -
                                                                           --------                         --------

                                                                           $  3,205                         $ 27,464
                                                                           ========                         ========


     In December 1995, the Company refinanced its existing indebtedness with a new lender and increased its credit facility to provide a total of $35.7 million in borrowings secured by substantially all the assets of the Company. The facility provides for borrowings under three separate sub facilities - (i) two separate one-time term advances in an aggregate principal amount of $6.7 million payable in quarterly installments through April 1, 2001, (ii) multiple term advances for capital expenditures in an aggregate principal amount of $14 million payable in quarterly installments over 2 to 7 years, and (iii) a $15.0 million revolving loan, due December 31, 1998. As of March 31, 1996, outstanding borrowings under the credit facility included $6.2 million under the two term loans, $7.6 million under the capital expenditure term loan and $12.2 million under the revolving credit line. At March 31, 1996, based on the Company's borrowing formula, incremental borrowing availability was approximately $2.8 million under the revolving credit line. The Company may fund principal repayments on portions of its term debt through advances on the revolving credit line. The credit facility provides for the issuance of up to $2.0 million of letters of credit, subject to the borrowing availability under the revolving credit line. The loan agreement contains various covenants, including maintaining certain financial ratios and tests, and limitations on the issuance of debt and the amount of capital expenditures, capital leases, investments and dividends. The primary financial covenants include quarter-end calculations of leverage, fixed charge coverage and tangible net worth.

     The Company was not in compliance with two of its loan covenants at March 31, 1996: (1) The Company's Tangible Net Worth (as defined in the Credit Facility) was below the required minimum of $14,650,000 and (2) the Company's Fixed Charge Coverage Ratio (as defined in the Credit Facility) was below the required minimum of 1.3 to 1.0. On May 9, 1996, the Company obtained a waiver of these covenants as of March 31, 1996. However, the same or more restrictive covenants must be met in future periods. As a result, the debt will be subject to acceleration at future dates in the absence of refinancing, additional equity or additional covenant waivers or loan modifications, and, therefore, has been classified as a current liability on the consolidated balance sheet at March 31, 1996. In relation to this waiver the lender increased its interest rate by 1.25% to 1.75% spread over the relevant borrowing rate index.

     The Company is currently pursuing various strategic and financing alternatives that may satisfy its covenant requirements, although there is no assurance that such alternatives will be in place by June 30, 1996, the next measurement date for the loan covenant compliance, or thereafter. In the event of non-compliance, management intends to seek the necessary waivers or amendments such that the loan agreement will remain in force; however, there can be no assurance that the Company's lender will grant such additional waivers or amendments.




Item II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Three Months Ended March 31, 1996, Compared to the Three Months Ended
                                March  31, 1995


     Sales for the three months ended March 31, 1996, decreased $529,000 or 2.4%, when compared to the same period in 1995. Closure Division's sales increased 6.1% due to increased demand. Consumer Products and Foodservice Divisions' sales decreased 9.1% as a result of the downturn in the retail economy. Chemical Division's sales decreased 4.6% due to a weak housing market and customer efforts to better manage their inventory to lower levels.

     Cost of sales as a percentage of net sales increased to 86.8% from 79.8%. The decline in gross margin was primarily the result of volume declines in the Foodservice and Consumer Products Divisions causing shortfalls in the absorption of fixed costs. In addition, substantially all of the Company's major raw materials incurred unprecedented and repeated price increases over the past year. While the Company is currently experiencing some declines in raw material costs, these declines did not occur in time to impact the quarter. Further, other costs continue to increase and the overall impact to future earnings is not predictable.

     Selling, general and administrative expense ("SG&A") increased $670,000 to 18.9% of sales for the three months ended March 31, 1996, as compared to 15.3% of sales for the three months ended March 31, 1995. Severance for the former President of the Company, and related expenses, including costs associated with the recruitment of the new President, were the primary cause of this increase.

     Interest expense has remained relatively constant at $504,000 for the three months ended March 31, 1996 from $514,000 for the three months ended March 31, 1995.

     Net income decreased $1,450,000 from the comparable prior fiscal period primarily because of the impact on gross margin of depressed sales volumes, and the increase in SG & A noted above.

      Nine Months Ended March 31, 1996, Compared to the Nine Months Ended
                                 March 31, 1995

     Sales decreased $6,157,000 or 9.4% for the nine months ended March 31, 1996, as compared to the nine months ended March 31, 1995. Sales in the Chemical Division decreased by 9.6% for the nine months ended March 31, 1996 from the same period in 1995, primarily as a result of decreased industry demand. Sales in the Consumer Products and Foodservice Divisions decreased by 21.9% for the nine months ended March 31, 1996 from the same period in 1995, resulting from a sluggish retail economy and because of significant children's licensed product sales in the 1995 period that did not recur in the 1996 period. Sales in the Closures Division increased 3.3% for the nine months ended March 31, 1996 from the same period in 1995.

     Cost of sales as a percentage of sales increased to 84.4% for the nine months ended March 31, 1996 from 77.9% in the same period in 1995. The decrease in gross margin was primarily the result of raw material price increases and decreased production volumes. While raw materials prices have increased significantly during the past year and may increase further, the Company cannot predict future trends with any certainty.

     Selling, general and administrative expense ("SG&A") increased by 3.2% for the nine months ended March 31, 1996 from the same period in 1995. SG&A increased as a percentage of sales to 16.8% for the nine months ended March 31, 1996 from 14.7% for the nine months ended March 31, 1995, due to certain fixed administrative costs and the severance related expenses discussed previously.

     Interest expense increased 10.2% for the nine months ended March 31, 1996 from the same period in 1995 due primarily to increased borrowing. The average borrowing during the nine months ended March 31, 1996 was $28.9 million compared to $25.5 million during the same period in 1995.

     Net income decreased $3,615,000 for the nine months ended March 31, 1996 from the nine month period ended March 31, 1995 as a result of lower sales volumes and the other factors described above.

     Liquidity and Capital Resources

     Management reviews the Company's working capital, accounts receivable and relationship of debt to equity on a continuing basis. The Company's growth has been financed through long-term debt financing and cash generated from operations. During the nine months ended March 31, 1996, the Company decreased net borrowings by $1.0 million. Cash flow from operations generated $3.9 million.

     Capital expenditures for the nine months ended March 31, 1996 were $3.5 million. Anticipated future capital additions should approximate less than $1 million for the remainder of fiscal 1996 and management anticipates current debt capacity and cash flow from operations should be adequate to fund this level of expenditure.

     In December 1995, the Company refinanced its existing indebtedness with a new lender and increased its credit facility to provide a total of $35.7 million in borrowings secured by substantially all the assets of the Company. The facility provides for borrowings under three separate subfacilities - (i) two separate one-time term advances in an aggregate principal amount of $6.7 million payable in quarterly installments through April 1, 2001, (ii) multiple term advances for capital expenditures in an aggregate principal amount of $14.0 million payable in quarterly installments over 2 to 7 years, and (iii) a $15.0 million revolving loan, due December 31, 1998. As of March 31, 1996, outstanding borrowings under the credit facility included $6.2 million under the two term loans, $7.6 million under the capital expenditure term loan and $12.2 million under the revolving credit line. At March 31, 1996, based on the Company's borrowing formula, incremental borrowing availability was approximately $2.8 million under the revolving credit line. The Company may fund principal repayments on portions of its term debt through advances on the revolving credit line. The credit facility provides for the issuance of up to $2.0 million of letters of credit, subject to the borrowing availability under the revolving credit line. The loan agreement contains various covenants, including maintaining certain financial ratios and tests, and limitations on the issuance of debt and the amount of capital expenditures, capital leases, investments and dividends. The primary financial covenants include quarter-end calculations of leverage, fixed charge coverage, and tangible net worth.

     The Company was not in compliance with two of its loan covenants at March 31, 1996: (1) The Company's Tangible Net Worth (as defined in the Credit Facility) was below the required minimum of $14,650,000 and (2) the Company's Fixed Charge Coverage Ratio (as defined in the Credit Facility) was below the required minimum of 1.3 to 1.0. On May 9, 1996, the Company obtained a waiver of these covenants as of March 31, 1996. However, the same or more restrictive covenants must be met in future periods. As a result, the debt will be subject to acceleration at future dates in the absence of refinancing, additional equity or additional covenant waivers or loan modifications and, therefore, has been classified as a current liability on the consolidated balance sheet at March 31, 1996. In relation to this waiver the lender increased its interest rate by 1.25% to 1.75% spread over the relevant borrowing rate index.

     The Company is currently pursuing various strategic and financing alternatives that may satisfy its covenant requirements, although there is no assurance that such alternatives will be in place by June 30, 1996, the next measurement date for the loan covenant compliance, or thereafter. In the event of non-compliance, management intends to seek the necessary waivers or amendments such that the loan agreement will remain in force; however, there can be no assurance that the Company's lender will grant such additional waivers or amendments.

     Disclosures Regarding Forward-Looking Statements

     This report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
     Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q, including, without limitation, statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the Company's financial position, business strategy, plans and objectives of management of the Company for future operations, and industry conditions, are forward-looking statements. Although the Company believes that the expectations reflected in any such forwarding-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company's business, including, but not limited to, the intense competition in its markets, its recent experience of increasing raw materials prices, the absence of assurance of strategic and financing alternatives, Mexican currency fluctuations and its reliance on certain key customers; all of which may be beyond the control of the Company. Any one or more of these factors could cause actual results to differ materially from those expressed in any forward-looking statement. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements disclosed in this paragraph and otherwise in this report.

                          SUN COAST INDUSTRIES, INC.
                                 MARCH 31, 1996



PART II - OTHER INFORMATION


          Item 1 - Legal Proceedings

          None.

          Item 2 - Changes in Securities

          None.

          Item 3 - Defaults Upon Senior Securities

          None.

          Item 4 - Submission of  Matters to a Vote of Security Holders

          None.

          Item 5 - Other Information

          None.

          Item 6 - Exhibits and Reports in Form 8K

            (a) Exhibits:

                    10.1     Retention Bonus Agreement, dated March 11, 1996,
                             between the Company and Cynthia R. Morris.
                    10.2     Amended Severance Agreement, dated March 13, 1996,
                             between the Company and Cynthia R. Morris.
                    10.3 Severance Agreement, dated as of April 22, 1996 between the Company and Eddie Lesok
                    10.4 Letter dated May 9, 1996, waiving violation of certain provisions of the Loan Agreement

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                 Sun Coast Industries, Inc.
                 ---------------------------------------------------------------
                 Registrant


5/13/96          By:
- ---------           ------------------------------------------------------------
    Date              Eddie Lesok, President and Chief Executive Officer


5/13/96          By:
- ---------           ------------------------------------------------------------
    Date              Cynthia R. Morris, CFO, Secretary and Treasurer

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
- -------                  -----------
 10.1     Retention Bonus Agreement, dated March 11, 1996, between the Company and Cynthia R. Morris.
 10.2     Amended Severance Agreement, dated March 13, 1996, between the
          Company and Cynthia R. Morris.
 10.3     Severance Agreement, dated as of _______ between the Company and
          Eddie Lesok