Form 10-K405
period 1996-06-30
SUN COAST INDUSTRIES INC /DE/
filed 1996-09-30
CIK 319129

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         ------------------------------

                                   FORM 10-K

(Mark One)
[X]         ANNUAL REPORT  PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                  FOR THE FISCAL YEAR ENDED: JUNE 30, 1996
                                     OR
              SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

            FOR THE TRANSITION PERIOD FROM ________ TO  _________

                        COMMISSION FILE NUMBER: 0-10937

                           SUN COAST INDUSTRIES, INC.
             (Exact name as registrant as specified in its charter)

               DELAWARE                               59-1952968
            (State or other jurisdiction              (I.R.S. Employer
            of incorporation or organization)         Identification No.)

            2700 SOUTH WESTMORELAND AVENUE            75233
                   DALLAS, TEXAS                      (Zip Code)
            (Address of principal executive offices)

   Registrant's telephone number, including area code: (214) 373-7864


      Securities registered pursuant to Section 12 (b) of the Act:
      Title of each class                  Name of exchange on which registered
      -------------------                  ------------------------------------
   COMMON STOCK, PAR VALUE $.01 PER SHARE  NEW YORK STOCK EXCHANGE
         Securities registered pursuant to Section  12(g) of the Act:
                                      NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    YES  [X]   NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendment
to this Form 10-K.   [X]

     THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AT SEPTEMBER 23, 1996 WAS APPROXIMATELY $ 14,338,000.
     THE NUMBER OF SHARES OF THE REGISTRANT'S COMMON STOCK, PAR VALUE ONE CENT ($.01) PER SHARE, OUTSTANDING AT SEPTEMBER 23, 1996 WAS 4,004,229.

                      DOCUMENTS INCORPORATED BY REFERENCE
     PORTIONS OF THE REGISTRANT'S DEFINITIVE PROXY STATEMENT PREPARED FOR USE IN CONNECTION WITH THE REGISTRANT'S 1996 ANNUAL MEETING OF SHAREHOLDERS TO BE HELD DECEMBER 6, 1996, HAVE BEEN INCORPORATED BY REFERENCE INTO PART III OF THIS FORM 10-K. SUCH PROXY STATEMENT WILL BE FILED ON OR ABOUT OCTOBER 28, 1996.

                                   PART 1.

ITEM 1.   BUSINESS

GENERAL

     Sun Coast Industries, Inc. ("Sun Coast" or the "Company") manufactures and sells melamine and urea resins and compounds and, from these and other materials, molds consumer products and commercial plastic products, including dinnerware, drinkware and closures. Sun Coast's four divisions (see description below) have generated synergies through similar manufacturing processes, combined purchasing of raw materials and developed proprietary technologies, enabling the Company to realize manufacturing efficiencies and a significant presence in markets for many of its products. The Chemical Division manufactures melamine and urea resins and compounds, which it supplies to other manufacturers and uses in producing Suncoast's consumer products and foodservice products. The Consumer Products and Foodservice Divisions manufacture compression molded melamine dinnerware and injection molded plastic drinkware and other household products, which Sun Coast sells to American and Mexican retail and commercial markets. The Closures Division manufactures linerless, foil or foam lined and tamper-evident plastic closures and lids. These closures are used in the U.S. for bottling and packaging of food, beverage, chemical and pharmaceutical products.

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

     Melamine resists scratching, breaking and chipping; it also resists grease and weak acid and it is odorless and easy to clean. Urea is similar in nature but less expensive to produce and less durable than melamine. Sun Coast uses its own melamine compounds to manufacture dinnerware and it supplies melamine compounds to other manufacturers of dinnerware and consumer products. Sun Coast is also a leading supplier of melamine resin to manufacturers of decorative laminate, which is used for countertops and tabletops and other furniture and fixture surfaces. Sun Coast is a leading supplier of urea and melamine molding compounds to U.S. manufacturers of electrical outlet and switch plates.

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

     Melamine dinnerware is considered the top-of-the-line plastic dinnerware. It is harder than other plastic dinnerware and generally more durable than most other dinnerware, including that made of china, pottery, glass and other plastics. Sun Coast offers melamine dinnerware in designer styles and colors that enhance product demand. The Company compression molds melamine dinnerware from its own molding compounds primarily at its Dallas, Texas facility.

     During fiscal 1995, the Company acquired all of the issued and outstanding capital stock of Nova Plast, S.A. de C. V. (Nova Plast), a Mexican company. At its plant in Mexico City, Nova Plast manufactures plastic consumer products for sale primarily in Mexico. During the past year a small portion of the Company's domestic dinnerware production has been manufactured at Nova Plast.

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

     The Company's Sun-Twist closure is used as a tamper-evident, easy-opening seal for "hot-fill" beverages, including fruit juices, teas and isotonic sport drinks. The "hot-fill" market is one of the fastest growing for the Closures Division. This market has developed in connection with beverage packers' replacement of glass bottles with polyethylene terephthalate ("PET") bottles, which are highly attractive to consumers because they are lightweight and have the clarity of glass.

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

     Backlog for products of the Chemical Division increased 87% to $3,092,000 at June 30, 1996 from $1,655,000 at June 30, 1995. This increase primarily reflects increased volume of orders from existing customers as well as orders from new customers. Management attributes this increase in market share to the consistency of the Chemical Division's product quality and its level of customer service.

     Backlog for products of the Consumer Products and Foodservice Divisions decreased 11% to $1,024,000 at June 30, 1996 from $1,150,000 at June 30, 1995.
This decrease relates primarily to a decrease of $132,000 in orders in Mexico related to the weak retail economy there.

     Backlog for products of the Closures Division decreased 14% to $29,319,000 at June 30, 1996 from $34,163,000 at June 30, 1995. This decrease reflects shorter term purchase commitments as customers attempt to manage inventory levels.

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

MAJOR CUSTOMERS

     The Company frequently bids for large contracts for its chemical products and any such bid, if successful, may result in one customer accounting for more than 10% of the Company's net sales in a given fiscal year. In fiscal 1996, sales of chemical products to Wilsonart International, Inc. and Eagle Plastics, Inc. accounted for approximately $13.9 million or 17.2% and $8.1 million or 10.0%, of the Company's net sales, respectively.

     The Company has sold chemical products to Wilsonart International, Inc. for more than 20 years on the basis, the Company believes, of quality, service, delivery and price. Wilsonart International, Inc. and Eagle Plastics, Inc. buy through purchase orders issued periodically, which can be discontinued at any time. Management believes that the Company has a good relationship with both Wilsonart International, Inc. and Eagle Plastics, Inc.; however, the loss of either of these customers or a significant portion of its business, could adversely affect the business and financial condition of the Company. See Note 11 of Notes to the Consolidated Financial Statements.

RESEARCH AND DEVELOPMENT

     The Company has research and development laboratories at its principal manufacturing facilities in Texas and Florida, where it continuously tests its products, engages in product application research and endeavors to develop new products to complement those presently offered. The Company employs five people in research and development, including one Ph.D. and three chemists. Research and development expenditures for fiscal 1994, 1995, and 1996 were $731,000, $1,287,000, and $1,371,000 respectively.

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

     Although the cost of raw materials used in the Company's operations was relatively stable during the past five years, their prices increased significantly during fiscal 1995 and the first half of fiscal 1996. The most dramatic change was in the prices of formaldehyde, melamine and pulp. These repeated cost increases have had a significant impact on gross margin and earnings during fiscal 1995 and fiscal 1996. Although some costs began to decline during the second half of fiscal 1996, it is too early to determine their impact on future earnings. See additional discussion in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

EMPLOYEES

     At June 30, 1996 Sun Coast had 705 employees, of whom 171 were office or clerical and 534 hourly manufacturing. Local No. 745 of the International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America is the exclusive collective bargaining agent for the approximately 260 hourly manufacturing employees at the Company's Dallas, Texas facility pursuant to a three-year union contract which expires on March 31, 1998. None of the Company's 146 hourly employees at its Sarasota, Florida facility, its 123 hourly employees at its Mexico City facility or the 5 hourly employees at its Murfreesboro, Tennessee facility is represented by a labor union. Management believes that it has a good relationship with its employees.


ITEM 2.   PROPERTIES

     The Company owns a 72,000 square foot office, manufacturing and warehouse building in Sarasota, Florida and in Dallas, Texas, a 348,000 square foot office and manufacturing building and a 75,000 square foot warehouse. At the Florida facility, the Company manufactures closures. At its Texas facility, the Company manufactures melamine and plastic injection molded consumer products and foodservice products and chemical products. Both Texas facilities secure the Company's existing indebtedness. The Company also leases a 40,000 square foot warehouse in Sarasota. In Mexico City, Mexico, the Company leases a 10,000 square foot office, manufacturing and warehouse facility under a lease expiring in April 1999 and has entered into a one year lease for 7,000 square feet of additional warehouse space effective July 1, 1995. In Murfreesboro, Tennessee, the Company leases approximately 5,000 square feet of space to manufacture chemical products. The Company believes that its properties are adequate for current uses.

     On September 12, 1996 the Company sold a 60,000 square foot manufacturing building in Dallas, Texas for $525,000 in cash and a note in the principal amount of $200,000. The proceeds were used to repay bank debt.

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


                                                          HIGH    LOW
                                                          ------  ------
FISCAL 1995
- -----------
  First Quarter  . . . . . . . . . . . . . . . . . . .   $ 14.88  $ 11.75
  Second Quarter . . . . . . . . . . . . . . . . . . .     17.00    13.63
  Third Quarter  . . . . . . . . . . . . . . . . . . .     15.63    10.25
  Fourth Quarter . . . . . . . . . . . . . . . . . . .     11.38     8.88

FISCAL 1996
- -----------
  First Quarter  . . . . . . . . . . . . . . . . . . .   $ 10.38  $ 6.88
  Second Quarter . . . . . . . . . . . . . . . . . . .      9.00    6.63
  Third Quarter  . . . . . . . . . . . . . . . . . . .      7.63    4.88
  Fourth Quarter . . . . . . . . . . . . . . . . . . .      6.50    4.00

     At September 23, 1996, there were approximately 2,400 record holders of the Common Stock.

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

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected financial data for the periods from July 1, 1991 until June 30, 1996 are derived from the consolidated financial statements of the Company which have been audited by KPMG Peat Marwick LLP, independent certified public accountants. The data should be read in conjunction with the Consolidated Financial Statements, the related notes and the independent auditor's report, Management's Discussion and Analysis of Financial Condition and Results of Operations and the other financial information included herein.


                                         FISCAL YEAR ENDED JUNE 30,
                             --------------------------------------------------
                               1992      1993      1994        1995      1996
                               ----      ----      ----        ----      ----
                              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
- ----------------------
Sales                         $61,944   $66,806   $73,102     $85,987   $80,790
Costs and expenses:
  Costs of sales               48,377    50,859    56,318      68,441    68,046
  Selling, general and
    administrative              8,918     9,310    10,260      14,043    13,381
  Interest, net                 1,709     1,152     1,124       1,715     1,995
  Restructuring charge (1)         --        --       642          --        --
                              -------   -------   -------     -------   -------
                               59,004    61,321    68,344      84,199    83,422
                              -------   -------   -------     -------   -------
  Income (loss) before
  income taxes(benefit)         2,940     5,485     4,758       1,788    (2,632)
  Provision for income
    taxes (benefit)             1,334     1,796     1,494         743      (817)
                              -------   -------   -------     -------   -------
Net income (loss)             $ 1,606   $ 3,689   $ 3,264     $ 1,045   $(1,815)
Net income (loss) per         =======   =======   =======     =======   =======
  common share                $   .46   $   .93   $   .81(1)  $   .26   $(  .45)
                              =======   =======   =======     =======   =======

                                         FISCAL YEAR ENDED JUNE 30,
                             --------------------------------------------------
                               1992      1993      1994        1995      1996
                               ----      ----      ----        ----      ----

BALANCE SHEET DATA:
- -------------------
Working capital  (deficit)    $ 4,676   $ 5,773   $ 9,655    $13,945   $(11,082)
Total assets                   33,797    37,941    49,542     57,196     55,800
Long-term debt                 13,275    12,930    19,730     27,464      3,124
Stockholders' equity            8,418    12,107    15,482     16,773     14,209

- ----------

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

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, items from the consolidated statements of income as percentage of sales:


                                                      FISCAL YEAR ENDED JUNE 30,
                                                    -----------------------------
                                                     1994       1995       1996
                                                     ----       ----       -----
Sales.............................................  100.0%     100.0%      100.0%
Costs and expenses:
 Costs of sales..................................    77.1       79.6        84.2
 Selling, general and administrative ............    14.0        16.3       16.6
 Interest, net ..................................     1.5         2.0        2.4
 Restructuring charge............................     0.9         --          --
                                                    -----      ------     ------
                                                     93.5        97.9      103.2
                                                    -----      ------     ------
 Income (loss) before income taxes...............     6.5         2.1       (3.2)
 Provision for income taxes (benefit)............     2.0         0.9       (1.0)
                                                    -----      ------     ------
                 Net income (loss)...............     4.5%        1.2%      (2.2)%
                                                    =====      ======     ======

RESULTS OF OPERATIONS FOR FISCAL 1996 COMPARED TO FISCAL 1995

     Total sales decreased 6.0% to $80.8 million during 1996 from $86.0 million in 1995. Substantially all of this decrease occurred in the first half of the year and related principally to volume declines in response to the Company's effort to pass through raw material cost increases on the Company's product lines. Sales in the Chemical Division decreased 7.1% to $31.4 million in 1996 from $33.8 million in 1995. The decrease in Chemical Division sales was due to volume decreases as customers declined to accept price increases and instead used the opportunity to reduce their own inventory levels as their markets weakened. Sales in the Consumer Products and Foodservice Divisions decreased 14.8% to $21.9 million in 1996 from $25.7 million in 1995, resulting from volume declines in a weak retail economy and due to competitive pressures from foreign imports. In addition, during the first half of fiscal 1995, the Company recorded approximately $5 million in sales from a children's dinnerware product which did not recur during fiscal 1996. Sales in the Closures Division increased 3.8% to $27.5 million in 1996 from $26.5 million in 1995, resulting from price increases and the addition of new products and customers.

     Cost of sales as a percentage of sales increased to 84.2% in 1996 from 79.6% in 1995. The decline in gross margin was the result of raw material price increases and related volume declines as customers resisted price pass-throughs from the increased costs of raw materials. Reduced production in the Foodservice and Consumer Products Divisions also resulted in unabsorbed overhead costs and thus lower gross margins. Sales volumes increased in the fourth quarter of fiscal 1996; however, it is too early to predict whether continued increases will continue in fiscal 1997.

     Selling, general and administrative expense ("SG&A") decreased 4.7% to $13.3 million in 1996 from $14.0 million in 1995. However, as a percentage of sales, SG&A increased to 16.6% in 1996 from 16.3% in 1995, primarily because of the lower sales base in fiscal 1996.

     Interest expense increased 16.3% from 1995 to 1996 due to increased borrowings and higher interest rates toward the end of fiscal 1996. The average outstanding borrowings during 1996 were $ 29.5 million compared to an average of $25.9 million during 1995.

     The Company incurred a net loss of $1.8 million ($0.45 per share) in fiscal 1996 versus net income of $1.0 million ($0.26 per share) in fiscal 1995. This decrease is primarily a result of declines in sales volume and gross margin discussed above and the other non-recurring direct and indirect charges described above.

RESULTS OF OPERATIONS FOR FISCAL 1995 COMPARED TO FISCAL 1994.

     Total sales increased 17.6% to $86.0 million during 1995 from $73.1 million in 1994. Approximately 5% of this increase relates to volume increases and the remaining 12% to 13% relates to price increases on the Company's product lines throughout the year. Sales in the Chemical Division increased 17.8% to $33.8 million in 1995 from $28.7 million in 1994. This increase resulted from price increases as well as increased market share. Sales in the Consumer Products and Foodservice Divisions increased 21.2% to $25.7 million in 1995 from $21.2 million in 1994, resulting from price increases and exceptional sales of children's dinnerware. The majority of this increase occurred during the first half of the fiscal year as customer resistance to price pass-throughs and a downturn in the retail economy severely impacted sales levels during the fourth quarter. Sales in the Closures Division increased 14.2% to $26.5 million in 1995 from $23.2 million in 1994, resulting from price increases and the addition of new products and customers.

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

LIQUIDITY AND CAPITAL RESOURCES

     Management reviews the Company's working capital, accounts receivable and the relationship of debt to equity on a continuing basis. The Company's growth has been financed through long-term debt financing and cash generated from operations. Although the Company's total borrowings were approximately the same at June 30, 1995 and 1996, a significant increase in debt levels occurred towards the end of fiscal 1995 causing the average borrowings during 1995 to be approximately $3.6 million higher than the average borrowings in fiscal 1996. Cash flow from operations generated $5.5 million but $2.0 million of this was required to fund working capital needs. The Company increased accounts receivable by approximately $3.1 million as of June 30, 1996 compared to June 30, 1995, principally due to several large customer orders during June 1996; however, it reduced inventory levels by approximately $3.3 million during 1996, in an attempt to better manage working capital. In addition, current payables and accrued expenses increased approximately $1.9 million due to an increase in business activity during the fourth quarter of fiscal 1996 compared to fiscal 1995.

     Capital expenditures for 1996 were approximately $4.5 million. Of such amount, $0.9 million was used to purchase new machinery, equipment, molds and tooling to support incremental sales growth in the Closures Division, approximately $1.0 million was used to acquire machinery for a new process in the Chemical Division, approximately $1.2 million was used for new computer systems and other miscellaneous capital additions totaled approximately $1.4 million.

     Anticipated future capital additions should approximate $2 to $7 million during 1997, primarily in the Closures Division. Management will monitor spending closely and only authorize levels that can be funded through existing debt capacity, cash flow from operations, or other additional financing.

     At June 30, 1996, the Company's cash and cash equivalents were $1.9 million and negative working capital of ($11.1)million due to the classification of the majority of its debt as current. In addition, the Company had total debt outstanding of $30.3 million (including current portion), with a weighted average interest rate at June 30, 1996 of 8.4% .

     In December 1995, the Company refinanced its existing indebtedness with a new lender and increased its credit facility to provide for a total of $35.7 million in borrowings secured by substantially all the assets of the Company. The facility provides for borrowings under three separate subfacilities - (1) two separate one-time term advances in an aggregate principal amount of $6.7 million payable in quarterly installments through April 1, 2001; (2) multiple term advances for capital expenditures in an aggregate principal amount of $14.0 million payable in quarterly installments over 2 to 7 years, and (3) a $15.0 million revolving loan, due December 31, 1998. As of June 30, 1996, outstanding borrowing under the credit facility included $5.8 million under the two term loans, $8.4 million under the capital expenditure term loan and $12.7 million under the revolving credit line. At June 30, 1996, based on the Company's borrowing formula incremental borrowing availability was approximately $2.0 million under the revolving credit line. The Company may fund principal repayments on portions of its term debt through advances on the revolving credit line. The credit facility provides for the issuance of up to $2.0 million of letters of credit, subject to the borrowing availability under the revolving credit line. The loan agreement contains various covenants, including maintaining certain financial ratios and tests, and limitations on the issuance of debt and the amount of capital expenditures, capital leases, investments and dividends. The primary financial covenants include quarter-end calculations of leverage, fixed charge coverage and tangible net worth.

     The Company was not in compliance with two of its loan covenants at June 30, 1996: (1) The Company's Tangible Net Worth (as defined in the Credit Facility) was below the required minimum of $14,650,000 and (2) the Company's Fixed Charge Coverage Ratio (as defined in the Credit Facility) was below the required minimum of 1.3 to 1.0. On September 26, 1996, the Company obtained a waiver of these covenants as of June 30, 1996. However, the same or more restrictive covenants must be met in future periods. As a result, the debt is subject to acceleration at future dates in the absence of refinancing, additional equity or additional covenant waivers or loan modifications and , therefore, has been classified as a current liability on the consolidated
balance sheet at June 30, 1996.   Management is currently pursuing various
strategic and financing alternatives to address the current situation. These alternatives include current discussions with other potential lenders regarding the possibility of refinancing the existing debt and evaluation of other potential debt and equity arrangements. Management believes that the Company will be able to obtain new financing with alternative sources. However, such new financing may be on terms less favorable than under the current arrangement. See also Note 5 to Notes to Consolidated Financial Statements.

INFLATION

     The effect of inflation on operating costs has been minimal in prior years. However, the cost of raw materials used in the Company's operations increased significantly during 1995 and early 1996. These increased raw material costs had a material impact upon the Company's gross margin and earnings during fiscal 1995 and 1996. While some raw materials are currently experiencing declines in price, the overall future impact is not predictable at this time.

AUTHORITATIVE PRONOUNCEMENTS

     The Financial Accounting Standards Board has issued Statements of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and No. 123 "Accounting for Stock-Based Compensation". The Company is required to adopt both of these pronouncements in fiscal 1997. Effect of these pronouncements on the financial statements is not expected to be material.

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS

     This report on Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-K, including, without limitation, statements contained in this "Management's Discussion and Analysis of Financial Condition and Result of Operations" regarding the Company's financing alternatives, financial position, business strategy, plans and objectives of management of the Company for future operations, and industry conditions, are forward-looking statements. Although the Company believes that the expectations reflected in any such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company's business, including but not limited to, the intense competition in its markets, its recent experience of increasing raw material prices, the absence of assurance of strategic and financing alternatives, Mexican currency fluctuations and its reliance on certain key customers; all of which may be beyond the control of the Company. Any one or more of these factors could cause actual results to differ materially from those expressed in any forward-looking statement. All subsequent written and oral forward-looking statements attributable to the Company or person acting on its behalf are expressly qualified in their entirety by the cautionary statements disclosed in this paragraph and otherwise in this report.



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements and schedule of the Company as of June 30, 1995 and 1996, and for each of the years in the three-year period ended June 30, 1996, are included as part of this report beginning on Page F-1 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                  PART III.

     Portions of the registrant's definitive proxy statement prepared for use in connection with the 1996 Annual Meeting of shareholders to be held December 6, 1996, dated on or about October 27, 1996, have been incorporated by reference as listed below. The proxy is expected to be filed with the Securities and Exchange Commission on or about October 28, 1996.

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

                                    PART IV.

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.


A.  CONSOLIDATED FINANCIAL STATEMENTS                                                                Page
                                                                                                     ----
1.      Consolidated Financial Statements
           Independent Auditors' Report..............................................................  F-1
           Consolidated Balance Sheets, June 30, 1995 and 1996.......................................  F-2
           Consolidated Statements of Operations, Years Ended June 30, 1994, 1995, and 1996..........  F-3
           Consolidated Statements of Cash Flows, Years Ended June 30, 1994, 1995 and 1996...........  F-4
           Consolidated Statements of Stockholders' Equity, Years Ended June 30, 1994, 1995
                   and 1996..........................................................................  F-5
           Notes to Consolidated Financial Statements................................................  F-6
2.      Consolidated Financial Statement Schedule
           II-Valuation and Qualifying Accounts and Reserves.........................................  F-15

     Schedules other than as listed above are omitted because they are not required or are not applicable or the information is immaterial in relation to the registrant's consolidated financial statements.

3.    Exhibits

     The information required by this Item 14(a)(3) is set forth in the index to Exhibits accompanying this Annual Report on Form 10-K.


B.  REPORTS ON FORM 8-K

     Not applicable.

The Board of Directors
Sun Coast Industries, Inc.:

     We have audited the accompanying consolidated balance sheets of Sun Coast Industries, Inc. and subsidiaries as of June 30, 1995 and 1996 and the related consolidated statements of operations, cash flows and stockholders' equity for each of the years in the three-year period ended June 30, 1996. In connection with our audits of the consolidated financial statements, we have also audited the accompanying financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sun Coast Industries, Inc. and subsidiaries as of June 30, 1995 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                KPMG Peat Marwick LLP

Dallas, Texas
August 23, 1996, except
as to Note 5 which is as
of September 26, 1996

                  SUN COAST INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN THOUSANDS, EXCEPT PAR VALUE)

                                     ASSETS




                                                                                                      JUNE 30,
                                                                                                -------------------
                                                                                                  1995        1996
                                                                                                -------     -------
Current assets:
  Cash and cash equivalents.................................................................     $1,173      $1,947
  Accounts receivable, net of allowance for doubtful accounts of
    $312 in 1995 and $286 in 1996...........................................................      9,602      12,495
  Inventories (note 2)......................................................................     13,248       9,875
  Other current assets......................................................................        394         461
                                                                                                -------     -------
          Total current assets..............................................................     24,417      24,778
Property,  plant and equipment, net (note 3)................................................     29,739      28,711
Intangible assets...........................................................................      1,026         906
Other assets................................................................................      2,014       1,405
                                                                                                -------     -------
                                                                                                $57,196     $55,800
                                                                                                =======     =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................................................     $4,456     $5,660
  Accrued expenses (note 4).................................................................      2,179      2,923
  Current portion of long-term debt.........................................................      2,958     27,157
  Deferred income taxes.....................................................................        879        120
                                                                                                -------    -------
         Total current liabilities..........................................................     10,472     35,860
  Other liabilities.........................................................................         57         12
  Long-term debt............................................................................     27,464      3,124
  Deferred income taxes.....................................................................      2,430      2,595

COMMITMENTS AND CONTINGENCIES  (note 12)

Stockholders' equity:
   Common stock, $.01 par value; 40,000,000 shares authorized: issued and outstanding  4,005,629 in 1995; and 4,017,629 issued and 4,004,229
      outstanding in 1996...................................................................         40         40
   Additional paid-in capital...............................................................     11,300     11,219
   Currency translation adjustment..........................................................         --       (668)
   Retained earnings........................................................................      5,433      3,618
                                                                                                -------    -------
         Total stockholders' equity.........................................................     16,773     14,209
                                                                                                -------    -------
                                                                                                $57,196    $55,800
                                                                                                =======    =======

         See accompanying Notes to Consolidated Financial Statements.

                  SUN COAST INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)





                                                                                                    YEARS ENDED JUNE 30,
                                                                                            -----------------------------------
                                                                                              1994          1995          1996
                                                                                             ------        ------        ------
Sales..................................................................................     $73,102        $85,987       $80,790
                                                                                            -------        -------       -------
Costs and Expenses:
   Costs of sales......................................................................      56,318         68,441        68,046
   Selling, general and administrative.................................................      10,260         14,043        13,381
   Interest, net.......................................................................       1,124          1,715         1,995
   Restructuring charge................................................................         642             --            --
                                                                                            -------        -------       -------
                                                                                             68,344         84,199        83,422
                                                                                            -------        -------       -------
Income (loss) before income taxes (benefit)............................................       4,758          1,788        (2,632)
Provision for income taxes (benefit)...................................................       1,494            743          (817)
                                                                                            -------        -------       -------
          Net income (loss)............................................................      $3,264        $ 1,045       $(1,815)
                                                                                            =======        =======       =======
Net income (loss) per common share.....................................................        $.81           $.26         $(.45)
                                                                                            =======        =======       =======


          See accompanying Notes to Consolidated Financial Statements.

                  SUN COAST INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)





                                                                                            YEARS ENDED JUNE 30,
                                                                                         --------------------------
                                                                                         1994       1995       1996
                                                                                         ----       ----       ----
Cash flows from operating activities:
   Net income(loss).................................................................    $3,264     $1,045    $(1,815)
   Adjustments to reconcile net income  (loss) to net cash provided by operations:
        Depreciation and amortization...............................................     3,282      4,769      5,912
        Deferred income taxes.......................................................       196        762       (586)
        Gain on sale of property, plant and equipment...............................        (7)        --         --
        Provision (credit) for doubtful accounts....................................       117        232        (27)
        Changes in assets and liabilities, net of effects of  acquisition:
        Accounts receivable.........................................................    (1,838)       378     (3,045)
          Inventories...............................................................    (2,090)    (3,247)     3,265
          Other current assets......................................................      (699)       783       (70)
          Intangible and other assets...............................................      (738)      (250)      (27)
          Accounts payable and accrued expenses.....................................     2,521     (3,380)     1,903
                                                                                        ------     ------     ------
             Net cash provided by operations........................................     4,008      1,092      5,510
                                                                                        ------     ------     ------
Cash flows from investing activities:
   Capital expenditures.............................................................    (9,034)    (8,408)    (4,517)
   Nova Plast acquisition, net of cash acquired.....................................        --       (523)        --
                                                                                        ------     ------     ------
   Net cash used in investing activities............................................    (9,034)    (8,931)    (4,517)
                                                                                        ------     ------     ------
Cash flows from financing activities:
   Net proceeds of revolving credit line............................................     5,171      2,564      1,639
   Proceeds from long-term debt.....................................................     2,397      7,463      2,086
   Repayment of long-term debt......................................................    (2,058)    (3,085)    (3,867)
   Issuance of common stock.........................................................       111        246         72
                                                                                        ------     ------     ------
             Net cash provided by (used in) financing activities....................     5,621      7,188        (70)
                                                                                        ------     ------     ------

Effect of  exchange rate changes on cash............................................        --         --       (149)
                                                                                        ------     ------     ------

Change in cash and cash equivalents.................................................       595      ( 651)       774
Cash and cash equivalents at beginning of year......................................     1,229      1,824      1,173
                                                                                        ------     ------     ------
Cash and cash equivalents at end of year............................................    $1,824     $1,173     $1,947
                                                                                        ======     ======     ======




             See Notes 5, 6, and 10 for supplementary disclosures.
          See accompanying Notes to Consolidated Financial Statements.

                  SUN COAST INDUSTRIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        THREE YEARS ENDED JUNE 30, 1996
                             (DOLLARS IN THOUSANDS)



                             Common Stock           Additional               Currency        Total
                          -----------------          Paid-In    Retained    Translation   Stockholder's
                           Shares    Amount          Capital    Earnings    Adjustments      Equity
                          -------    ------          -------    --------    -----------      ------
At June 30, 1993......   3,955,822     $40           $10,943    $1,124            --        $12,107
Exercise of options...      18,492      --               111        --            --            111
Net income............          --      --                --     3,264            --          3,264
                         ---------     ---           -------   -------        ------        -------
At June 30, 1994......   3,974,314      40            11,054     4,388            --         15,482
Exercise of options...      31,315      --               246        --            --            246
Net income............          --      --                --     1,045            --          1,045
                         ---------     ---           -------   -------        ------        -------
At June 30, 1995......   4,005,629      40            11,300     5,433            --         16,773
Currency translation            --      --                --        --        $ (668)          (668)
Exercise of options...      12,000      --                72        --            --             72
Treasury stock
transaction...........    (13,400)      --             (153)        --            --           (153)
Net loss..............          --      --                --    (1,815)           --         (1,815)
                         ---------     ---           -------   -------        ------        -------
At June 30, 1996......   4,004,229     $40           $11,219    $3,618        $ (668)       $14,209
                         =========     ===           =======   =======        ======        =======

          See accompanying Notes to Consolidated Financial Statements.

                  SUN COAST INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED JUNE 30, 1994,  1995   AND 1996


NOTE 1 -- THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

     Sun Coast Industries, Inc. (the "Company") manufactures and sells melamine and urea resins and compounds and, from these and other materials, molds consumer products and commercial plastic products, including dinnerware, drinkware and closures. The Company's four divisions have generated synergies through similar manufacturing processes, combined purchasing of raw materials and developed proprietary technologies, enabling the Company to realize manufacturing efficiencies and a significant presence in markets for many of its products. The Chemical Division manufactures melamine and urea resins and compounds, which it supplies to other manufacturers and uses in producing its own consumer products and foodservice products. The Consumer Products and Foodservice Divisions manufacture compression molded melamine dinnerware and injection molded plastic drinkware and other houseware products, which the Company sells to American, Canadian and Mexican retail and commercial markets. The Closures Division manufactures linerless, foil or foam lined and tamper-evident plastic closures and lids. These closures are used in the U.S. for bottling and packaging of food, beverage, chemical and pharmaceutical products.

INDUSTRY SEGMENT

     The Company operates in a single industry segment, supplying consumer products and commercial related plastic products on a direct and indirect basis, utilizing similar production processes and methods.

PRINCIPLES OF CONSOLIDATION AND USE OF ESTIMATES

     The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts in previously issued financial statements have been reclassified to conform with the current year consolidated financial statement presentation. The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of
revenues and expenses during the period.   Actual results could differ from the
estimates.

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

                  SUN COAST INDUSTRIES, INC. AND SUBSIDIARIES

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

     The total advertising costs reported as an asset were $63,000 and $27,000 at June 30, 1995 and 1996, respectively. Advertising expense for fiscal years 1994, 1995, and 1996 was $921,000, $1,047,000 and $615,000, respectively.

INCOME TAXES

     Deferred income taxes are provided for temporary differences between
financial and tax reporting.   Income taxes are provided for taxes currently
payable based on taxable income (loss). The principal temporary differences are described in Note 6.

ENVIRONMENTAL COSTS

     A liability for environmental assessments and/or cleanup is accrued when it is probable a loss has been incurred and is estimable. No significant liability exists at June 30, 1996.

NET INCOME (LOSS) PER COMMON SHARE

     Net income (loss) per common share is computed by dividing net income by the weighted average number of common shares outstanding during each year after giving effect to stock options and warrants considered to be dilutive common stock equivalents. The weighted average number of common shares outstanding was 4,032,554 in 1994, 4,076,792 in 1995 and 4,005,394 in 1996. Primary and fully diluted net income (loss) per common share amounts are the same.

REVENUE RECOGNITION

     Sales are recognized when the product is shipped. Sales are shown net of returns and allowances.

RESEARCH AND DEVELOPMENT

     Research and development costs associated with new product development, application and testing are expensed as incurred. Research and development costs amounted to $731,000, $1,287,000 and $1,371,000 in fiscal years 1994,
1995 and 1996, respectively.

                 SUN COAST INDUSTRIES, INC. AND SUBSIDIARIES

STATEMENTS OF CASH FLOWS

     For purposes of the statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Noncash capital lease financing transactions totaled $121,000 in fiscal 1995 and a noncash treasury stock transaction totaled $153,000 in fiscal 1996. See Note 10 for additional noncash transactions.

FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS

     The Company's foreign subsidiary (See Note 10) uses the local currency as the functional currency. Translation gains or losses are included as a component of stockholders' equity. Gains or losses from foreign currency transactions are included in net income (loss). There were no material gains and losses from foreign currency translation or transactions prior to 1996 and there were $668,000 in translation losses in 1996.

NOTE 2 -- INVENTORIES





                                                              1995       1996
                                                              ----       ----
                                                              (IN THOUSANDS)
          Raw materials.................................      $4,665    $2,859
          Work-in-process...............................       1,365     1,070
          Finished goods................................       7,792     6,712
                                                             -------   -------
                                                              13,822    10,641
          Obsolescence reserve..........................        (574)     (766)
                                                             -------   -------
                                                             $13,248    $9,875
                                                             =======   =======


NOTE 3 -- PROPERTY, PLANT AND EQUIPMENT

                                                              1995      1996
                                                              ----      ----
                                                               (IN THOUSANDS)
     Land...............................................        $634      $634
     Buildings..........................................       6,713     6,862
     Machinery and equipment............................      26,128    27,587
     Machinery and equipment under capital leases.......         388       377
     Molds..............................................      10,262    11,263
     Furniture and fixtures, leasehold improvements and
     other..............................................       4,891     6,171
                                                             -------   -------
                                                              49,016    52,894
     Less accumulated depreciation and amortization.....     (19,277)  (24,183)
                                                             -------   -------
                                                             $29,739   $28,711
                                                             =======   =======


     Accumulated amortization of machinery and equipment under capital leases was $200,000 and $267,000 at June 30, 1995 and 1996, respectively.


NOTE 4 -- ACCRUED EXPENSES
                                                              1995        1996
                                                              ----        ----
                                                               (IN THOUSANDS)
     Salaries and other benefits........................     $  675      $1,139
     Other..............................................      1,504       1,784
                                                             ------      ------
                                                             $2,179      $2,923
                                                             ======      ======

                  SUN COAST INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 5 -- LONG-TERM DEBT

                                                     1995          1996
                                                     -----         -----
                                                        (IN THOUSANDS)
         Term loan...............................   $ 7,167      $ 5,818
         Revolving credit line...................    11,020       12,659
         Capital expenditures term loan..........     8,278        8,437
         Industrial development revenue bonds....     2,325        2,175
         Subordinated notes payable (Note 10)....     1,300        1,000
         Capitalized lease obligations...........       332          192
                                                    -------      -------
                                                     30,422       30,281
         Less current portion....................    (2,958)     (27,157)
                                                    -------      -------
                                                    $27,464      $ 3,124
                                                    =======      =======


     In December 1995, the Company refinanced its existing indebtedness with a new lender and increased its credit facility to provide for a total of $35.7 million in borrowings secured by substantially all the assets of the Company. The facility provides for borrowings under three separate subfacilities - (1) two separate one-time term advances in an aggregate principal amount of $6.7 million payable in quarterly installments through April 1, 2001; (2) multiple term advances for capital expenditures in an aggregate principal amount of $14.0 million payable in quarterly installments over 2 to 7 years, limited to 80% of the orderly liquidation value of equipment, as defined; and (3) a $15.0 million revolving loan, due December 31, 1998, with availability determined by reference to a borrowing base of eligible accounts receivable and inventory of the Company. As of June 30, 1996, outstanding borrowing under the credit facility included $5.8 million under the two term loans, $8.4 million under the capital expenditure term loan and $12.7 million under the revolving credit line. At June 30, 1996, based on the Company's borrowing formula incremental borrowing availability was approximately $2.0 million under the revolving credit line. The Company may fund principal repayments on portions of its term debt through advances on the revolving credit line. The credit facility provides for the issuance of up to $2.0 million of letters of credit, subject to the borrowing availability under the revolving credit line. Interest rates on the loans approximate the prime rate (8.41% weighted average at June 30, 1996).

     The loan agreement contains various covenants, including maintaining certain financial ratios and tests, and limitations on the issuance of debt and the amount of capital expenditures, capital leases, investments and dividends. The primary financial covenants include quarter-end calculations of leverage, fixed charge coverage and tangible net worth.

     The Company was not in compliance with two of its loan covenants at June 30, 1996: (1) The Company's Tangible Net Worth (as defined in the Credit Facility) was below the required minimum of $14,650,000 and (2) the Company's Fixed Charge Coverage Ratio (as defined in the Credit Facility) was below the required minimum of 1.3 to 1.0. On September 26, 1996, the Company obtained a waiver of these covenants as of June 30, 1996. However, the same or more restrictive covenants must be met in future periods. As a result, the debt is subject to acceleration at future dates in the absence of refinancing, additional equity or additional covenant waivers or loan modifications and , therefore, has been classified as a current liability on the consolidated
balance sheet at June 30, 1996.   Management is currently pursuing various
strategic and financing alternatives to address the current situation. These alternatives include current discussions with other potential lenders regarding the possibility of refinancing the existing debt and evaluation of potential equity arrangements. Management believes that they will be able either to restructure the terms of the existing indebtedness or obtain new financing with alternative sources. However, such revisions may be on terms less favorable than under the current arrangement.

     The industrial development revenue bonds were used to finance the cost of a production and office facility (completed during 1988) and certain machinery in Florida. The bonds bear interest at 78% of prime, are payable in monthly installments of $12,500 through 2011, and are secured by the underlying facility and equipment.

                  SUN COAST INDUSTRIES, INC. AND SUBSIDIARIES

     The estimated fair value of the Company's debt approximates the carrying value at June 30, 1995 and 1996. Interest paid (net of $226,000 and $206,000 capitalized in 1995 and 1996, respectively) amounted to $983,000 in 1994, $1,692,000 in 1995 and $1,801,000 in 1996.

     Scheduled debt maturities (excluding capital lease obligations) subsequent to June 30, 1996 are as follows: $3,049,000 in 1997, $5,598,000 in 1998,
$15,444 in 1999,  $2,763,000 in 2000,  $1,475,000 in 2001 and $1,580,000
thereafter.

NOTE 6 -- INCOME TAXES

The provision (benefit)  for income taxes consists of the following:

                                                          1994       1995      1996
                                                          ----       ----      ----
     Current:                                                   (IN THOUSANDS)
      Federal.....................................       $ 1,187   $   (17)   $  (128)
      State.......................................           111        (2)         7
                                                         -------   -------    -------
                                                           1,298       (19)      (121)
     Deferred federal and state...................           196       762       (696)
                                                         -------   -------    -------
                                                         $ 1,494    $  743    $  (817)
                                                         =======    ======    =======
     Income taxes paid (refunded)................        $ 1,225    $  967    $  (496)
                                                         =======    ======    =======

A reconciliation of the federal statutory tax rate with the effective tax rate follows:

                                                             1994      1995      1996
                                                             ----      ----      ----
     Statutory tax rate............................         34.0%      34.0%    (34.0)%
      State income taxes, net of federal income
       tax benefit.................................          1.9        4.3      (1.5)
      Goodwill write-off and amortization..........           --        3.8       1.1
      Meals and entertainment......................           --        1.6       2.4
      Other........................................         (4.5)      (2.1)      1.0
                                                            ----       ----     -----
     Effective tax rate............................         31.4%      41.6%    (31.0)%
                                                            ====       ====     =====

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities follow:

                                                          1995        1996
                                                          ----        ----
     Deferred tax assets:                                  (IN THOUSANDS)
      Allowance for doubtful accounts..............       $    75    $    82
      Accrued expenses.............................           136        331
      Inventories..................................            87        250
      AMT Credit Carryforward......................            --        311
                                                          -------    -------
            Total gross deferred tax assets........           298        974
                                                          =======    =======
     Deferred tax liabilities:
       Property, plant and equipment...............        (2,407)    (2,419)
       Inventories.................................        (1,130)    (1,173)
       Other.......................................           (70)       (97)
                                                          -------    -------
            Total gross deferred tax liabilities...        (3,607)    (3,689)
                                                          -------    -------
            Net deferred tax liability.............       $(3,309)   $(2,715)
                                                          =======    =======


     No valuation allowance related to deferred tax assets was necessary for any of the periods presented as management believes it is more likely than not that such deferred tax assets will be realized.

                  SUN COAST INDUSTRIES, INC. AND SUBSIDIARIES

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

NOTE 8 -- STOCKHOLDERS' EQUITY

STOCK WARRANTS

     The Company has outstanding warrants at June 30, 1996 to purchase 115,830 shares of common stock at $12.95 per share which were issued in connection with obtaining financing for the purchase of a subsidiary. The warrants are exercisable through 2002 and contain antidilution provisions which cause both the number of warrants and the exercise price to change as certain events occur.

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

     No future grants will be made under the Company's previous incentive stock option plans. At June 30, 1996, previously granted options for 189,705 shares remain outstanding under these plans.

     The Directors Formula Stock Option Plan provides for each non-employee director and Chairman to be granted 1,000 options initially and 500 options each fiscal year for purchase of the Company's common stock at the fair market value at the date of grant.

      Transactions in stock options under these plans are summarized as follows:

                                                      SHARES     PRICE RANGE
                                                      ------     -----------
      Options outstanding at June 30, 1993.......    331,505     $ 5.50 - 15.00
       Options granted...........................    117,500     $10.00 - 14.25
       Options exercised ........................    (24,455)    $ 5.50 -  9.40
       Options terminated .......................    (15,750)    $ 5.95 - 11.90
                                                    --------
      Options outstanding at June 30, 1994.......    408,800     $ 5.50 - 15.00
       Options granted...........................     46,000     $ 9.50 - 13.38
       Options exercised.........................    (31,315)    $ 5.95 - 10.13
       Options terminated........................        (80)    $ 9.40 - 13.50
                                                    --------
      Options outstanding at June 30, 1995.......    423,405     $ 5.50 - 15.00
       Options granted...........................    122,000     $ 4.25 -  5.38
       Options exercised.........................   ( 12,000)    $ 5.50 -  7.50
       Options terminated........................   (154,700)    $ 9.50 - 14.25
                                                    --------
      Options outstanding at June 30, 1996
       (194,205 options exercisable).............    378,705     $ 4.25 - 15.00
                                                     =======

                 SUN COAST INDUSTRIES, INC. AND SUBSIDIARIES

     During fiscal 1994, the Company offered to settle options held by certain employees of the Company by issuing shares of stock equal in value to the appreciation of the Company's stock over the stated option price. A total of 9,140 options were exercised in 1994 resulting in the issuance of 3,233 shares.

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

Pension cost and significant assumptions follow:

                                                                                   1994    1995     1996
                                                                                   ----    ----     ----
                                                                                      (IN THOUSANDS)
            Service cost --benefits earned during the period....................   $184    $59      $62
            Interest cost on projected benefit obligation ......................    333    316      331
            Actual return on assets.............................................   (173)  (463)    (388)
            Net amortization and deferral of gains and losses...................   (189)   108       18
            Net curtailment gain................................................   (158)    --       --
                                                                                   ----   ----     ----
                     Net periodic pension cost..................................   $ (3)  $ 20     $ 23
                                                                                   ====   ====     ====

            Weighted average discount rate......................................    7.5%   7.5%     7.5%
            Rate of increase in compensation level..............................    4.5    N/A      N/A
            Long-term rate of return on plan assets.............................    7.0    7.0      7.0

                  SUN COAST INDUSTRIES, INC. AND SUBSIDIARIES

A summary of the plans' funded status and amounts recognized in the Company's consolidated balance sheets follow:


                                                              1995       1996
                                                             -------    -------
                                                              (IN THOUSANDS)
Actuarial present value of benefit obligations:
 Accumulated benefit obligation, fully vested..............  $ 4,726    $ 4,829
                                                             =======    =======

 Projected benefit obligation..............................  $(4,726)   $(4,829)
 Plan assets at fair value.................................    5,310      5,501
                                                             -------    -------
 Plan assets in excess of projected benefit obligation.....      584        672
Unrecognized  net gain and transition asset................       11        (30)
                                                             -------    -------
Prepaid pension asset included in other assets.............  $   595    $   642
                                                             =======    =======


     The Company and its subsidiaries have defined contribution profit sharing and savings plans for the benefit of employees. Company contributions to the profit sharing and savings plans were $231,000, $111,000 and $141,000 for fiscal years 1994, 1995 and 1996, respectively. Effective July 1, 1994, the above described profit sharing and savings plans were merged into one Company-wide plan.

NOTE 10 -- ACQUISITION AND DIVESTITURE

     Effective May 17, 1995, the Company acquired all of the issued and outstanding capital stock of Nova Plast, S. A. de C.V. (Nova Plast), a Mexican company, through a newly formed and wholly-owned Mexican subsidiary for consideration of approximately $1,935,000, consisting of cash of $500,000, direct costs of $135,000, notes payable of $1,000,000 bearing interest at 10% per annum and due in May 1997 and non-interest bearing notes payable of $300,000 due and paid in August 1995. The acquisition of Nova Plast has been accounted for as a purchase, and accordingly, results of its operations have been included in the consolidated statement of operations since the acquisition date. In addition, Nova Plast's operations in 1995 are not significant to the Company and pro-forma results are not presented. Goodwill of $537,000 from the purchase will be amortized over a 20 year period.

     On June 5, 1995, the Company, in exchange for a collateralized ten year note receivable of $615,000, bearing a 10% interest rate, sold all of the issued and outstanding capital stock of Alliance Manufacturing, Inc. (a wholly-owned subsidiary) to a former employee, with no significant gain or loss arising from the sale.

NOTE 11 -- BUSINESS AND CREDIT CONCENTRATION

     The Company frequently bids for large contracts for its products which may result in individual customers accounting for more than 10% of its net sales in a given fiscal year. Sales to a single customer were approximately
$10,649,000, $12,275,000 and $13,882,000 for fiscal years 1994, 1995 and 1996, respectively. Sales to a second customer were approximately $8,401,000, $9,374,000 and $8,114,000 in fiscal years 1994, 1995 and 1996, respectively.
No other customers represented more than 10% of the Company's net sales in 1994, 1995 or 1996. The Company had accounts receivable balances from these major customers of approximately $2,072,000 and $3,655,000 as of June 30, 1995 and 1996, respectively. Customers from many geographic locations are granted credit on an unsecured basis. Management believes that sufficient allowances for doubtful accounts have been provided as of June 30, 1995 and 1996.

                  SUN COAST INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 12 -- COMMITMENTS AND CONTINGENCIES

     The Company leases certain equipment used in the manufacturing of products. Rental expense under operating leases was $448,000, $797,000 and $1,154,000 in fiscal years 1994, 1995 and 1996, respectively. Future minimum lease payments under capital and operating leases with initial or remaining terms of one year or more at the end of fiscal year 1996 follow:


Year ending June 30,                                                                              Capital    Operating
- --------------------                                                                              --------   ---------
                                                                                                      (In thousands)
           1997...................................................................................  $229         $983
           1998...................................................................................   119          565
           1999...................................................................................    69          356
           2000...................................................................................    --          303
           2001...................................................................................    --           35


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


NOTE 13 -- SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected quarterly financial data are summarized as follows (dollars in thousands, except per share data):


                                       Fiscal Year 1995 Quarters           Fiscal Year 1996 Quarters
                                   ----------------------------------  ----------------------------------
                                     First   Second    Third   Fourth    First   Second    Third   Fourth
                                   -------  -------  -------  -------  -------  -------  -------  -------
Sales...........................   $22,289  $21,290  $21,562  $20,846  $19,373  $18,578  $21,033  $21,806
Gross margin....................     5,378    4,688    4,355    3,125    3,680    2,729    2,766    3,569
Income (loss) before income
tax.............................     1,710    1,272      538   (1,732)     136     (542)  (1,711)    (515)
Net income (loss)...............     1,059      855      306   (1,175)      88     (339)  (1,144)    (420)
Per common share................       .26      .21      .08     (.29)     .02     (.08)    (.29)    (.10)

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

                                                                     SCHEDULE II


                VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                        THREE YEARS ENDED JUNE 30, 1996
                            (DOLLARS IN THOUSANDS)


                                                                ADDITIONS
                                                       ----------------------------
                                          BALANCE      CHARGED TO        CHARGED TO                               BALANCE
                                         BEGINNING     COSTS AND           OTHER                                  AT END
   DESCRIPTION                           OF  PERIOD     EXPENSES        ACCOUNTS(2)        DEDUCTIONS (1)        OF PERIOD
   -----------                           ----------    ---------        -----------        --------------        ----------
    Year ended June 30, 1996:
     Allowance for doubtful accounts       $312           $228              --                $(  254)              $286
     Allowance for obsolete inventory      $574           $654              --                $(  462)              $766
    Year ended June 30, 1995:
     Allowance for doubtful accounts       $163           $232             $85                $(  168)              $312
     Allowance for obsolete inventory      $ 51           $538             $14                $(   29)              $574
    Year ended June 30, 1994:
     Allowance for doubtful accounts       $229           $117              --                $(  183)              $163
     Allowance for obsolete inventory      $ 50           $ 40              --                $(   39)              $ 51

- ----------------------------

(1)    Write-offs against allowance
(2)    Nova Plast acquisition and other

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.





                                         SUN COAST INDUSTRIES, INC.




Date   September 27,1996                 By: /s/         EDDIE LESOK
                                             -----------------------------------
                                                         Eddie Lesok
                                             President & Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



           Signatures                                 Title                           Date
           ----------                                 -----                           ----
                                         Chairman of the Board and                September 27, 1996
- --------------------------------         Director
     James D. Ireland III


                                         President, Chief Executive               September 27, 1996
- --------------------------------         Officer and Director
     Eddie Lesok


                                         Secretary, Treasurer (Principal          September 27, 1996
- --------------------------------         Accounting and Financial
     Cynthia R. Morris                   Officer)


                                         Director                                 September 27, 1996
- --------------------------------
     Stephen P. Smiley


                                         Director                                 September 27, 1996
- --------------------------------
     James H. Miller


                                         Director                                 September 27, 1996
- --------------------------------
     James R. Parish


                                         Director                                 September 27, 1996
- --------------------------------
     Arno F. Pirkau

                               INDEX TO EXHIBITS

Exhibit
Number                                                       Description
- ------                                                       -----------
10.1             ----     1984 Incentive Stock Option Plan (filed as Exhibit 4.1 to the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on March 15, 1993 and
                          incorporated herein by reference).

10.2             ----     1987 Incentive Stock Option Plan (filed as Exhibit 4.1 to the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on March 15, 1993 and
                          incorporated herein by reference).

10.3             ----     1993 Incentive and Non-Statutory Stock Option Plan (filed as Exhibit 4.1 to the Company's
                          Registration Statement on Form S-8 filed with the Securities and Exchange Commission on March
                          15, 1993 and incorporated herein by reference).

10.4             ----     1994 Long-Term Incentive Plan (filed as Exhibit 4.1 to the Company's Registration Statement on
                          Form S-8 filed with the Securities and Exchange Commission on December 16, 1994 and
                          incorporated herein by reference).

10.5             ----     1994 Director Stock Option Plan (filed as Exhibit 4.1 to the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on December 16, 1994 and
                          incorporated herein by reference).

10.6             ----     Form of Director and Officer Indemnification Agreements entered into between the Company and each director and executive officer as of July 3, 1995 (filed as Exhibit 10.19 to the Company's
                          Form 10-K dated June 30, 1995 and incorporated herein by reference).

10.7             ----     Loan, Mortgage and Security Agreement between Manatee County, Florida and Sun Coast Plastics,
                          Inc. dated as of December 1, 1985 relating to Manatee County, Florida Industrial Development
                          Revenue Bonds, 1985 Series (Sun Coast Plastics, Inc. Project) (filed as Exhibit 10.20 to the
                          Company's Registration Statement on Form S-2 filed on February 17, 1995 and incorporated herein by reference).

10.8             ----     Trust Indenture between Manatee County, Florida and Sun Bank, National Association, as Trustee,
                          dated as of December 1, 1985, relating to Manatee County, Florida Industrial Development
                          Revenue Bonds, 1985 Series (Sun Coast Plastics, Inc. Project) (filed as Exhibit 10.21 to the
                          Company's Registration Statement on Form S-2 filed on February 17, 1995 and incorporated herein by reference).

10.9             ----     United States of America, State of Florida, Manatee County Industrial Development Revenue Bond,
                          1985 Series (Sun Coast Plastics, Inc. Project) (filed as Exhibit 10.22 to the Company's
                          Registration Statement on Form S-2 filed on February 17, 1995 and incorporated herein by reference).

10.10            ----     Rights Agreement, dated as of June 6, 1995, between the Company and American Stock Transfer &
                          Trust Company (filed as Exhibit 1 to the Company's Current Report on Form 8-K dated June 6,
                          1995 and incorporated herein by reference).

10.11            ----     Loan Agreement between the Company and Comerica Bank dated as of December 20, 1995 (filed as
                          Exhibit 10.1 to the Company's Form 10-Q dated December 31, 1995 and incorporated herein by reference).

10.12            ----     Letter dated February 12, 1996 amending the Loan Agreement between the Company and Comerica
                          Bank (filed as Exhibit 10.2 to the Company's Form 10-Q dated December 31, 1995 and incorporated herein by reference).

10.13            ----     Retention Bonus Agreement, dated March 11, 1996, between the Company and Cynthia R. Morris (filed as
                          Exhibit 10.1 to the Company's Form 10-Q dated March 31, 1996 and incorporated herein by reference).

10.14            ----     Amended Severance Agreement, dated March 13, 1996, between the Company and Cynthia R. Morris (filed as
                          Exhibit 10.2 to the Company's Form 10-Q dated March 31, 1996 and incorporated herein by reference).

10.15            ----     Severance Agreement, dated as of between the Company and Eddie Lesok (filed as Exhibit 10.1 to the
                          Company's Form 10-Q dated March 31, 1996 and incorporated herein by reference).

10.16            ----     Letter dated September 25, 1996 waiving default regarding the Loan Agreement between the Company and
                          Comerica Bank.

21               ----     Subsidiaries of the Company

23.1             ----     Consent of KPMG Peat Marwick LLP.

27               ----     Financial Data Schedule.