Form 10-Q
period 1996-09-30
SUN COAST INDUSTRIES INC /DE/
filed 1996-11-14
CIK 319129

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   Form 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 1996
                    ----------------------------------------

                         Commission File Number 0-10937
                         ------------------------------

                           SUN COAST INDUSTRIES, INC.
                           --------------------------
                           (Exact name of Registrant)

         Delaware                                        #59-1952968
------------------------                       ---------------------------------
(State of Incorporation)                       (IRS Employer Identification No.)


                 2700 South Westmoreland Ave., Dallas, TX 75233
                 ----------------------------------------------
                    (Address of principal executive offices)


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

Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of November 6, 1996, the latest practicable date.

          Class                               Outstanding at November 6, 1996
          -----                               -------------------------------
Common stock $0.01 par value                              4,004,229

                           SUN COAST INDUSTRIES, INC.
                                     INDEX

Part I. Financial Information

Item I - Financial Statements

   Condensed Consolidated Balance Sheets --September 30, 1996
   and June 30, 1996                                                3

   Condensed Consolidated Statements of Income - Three Months
   ended September 30, 1996 and 1995                                5

   Condensed Consolidated Statements of Cash Flows -- Three
   Months ended September 30, 1996 and 1995                         6

   Notes to Condensed Consolidated Financial Statements             7

Item II - Management's Discussion and Analysis of Financial
   Condition and Results of Operations                             12

Part II. Other Information

Items 1 through 6                                                  15


PART I. FINANCIAL INFORMATION

Item I. FINANCIAL STATEMENTS

                           SUN COAST INDUSTRIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                 September 30,
                                                     1996      June 30,
                                                  (unaudited)    1996
                                                  -----------  --------
ASSETS

Current assets:
  Cash and cash equivalents                         $  2,630      1,947
  Accounts receivable, net of allowance for
     doubtful accounts of $313 and $286               11,084     12,495
  Inventories                                         10,452      9,875
  Other current assets                                   480        461
                                                    --------   --------

     Total current assets                             24,646     24,778

Property, plant and equipment, net of accumulated
  depreciation of $25,371 and $24,183                 27,481     28,711
Intangible assets                                        864        906
Other assets                                           1,978      1,405
                                                    --------   --------

     Total assets                                   $ 54,969   $ 55,800
                                                    ========   ========

     See accompanying notes to condensed consolidated financial statements.

                           SUN COAST INDUSTRIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    (dollars in thousands, except par value)

                                                  September 30,
                                                      1996      June 30,
LIABILITIES AND STOCKHOLDERS' EQUITY               (unaudited)   1996
                                                    --------   --------
Current liabilities:
  Accounts payable                                  $  5,408   $  5,660
  Accrued expenses                                     2,824      2,923
  Current portion
     of long-term debt                                27,306     27,157
  Deferred income taxes                                  182        120
                                                    --------   --------

     Total current liabilities                        35,720     35,860

Other liabilities                                         11         12
Long-term debt                                         2,240      3,124
Deferred income taxes                                  2,582      2,595
                                                    --------   --------

     Total liabilities                                40,553     41,591
                                                    --------   --------

Stockholders' equity:
  Common stock, $.01 par value; 40,000,000
     shares authorized; 4,017,629 issued and
     4,004,229 outstanding                                40         40
  Additional paid-in capital                          11,222     11,219
  Currency translation adjustment                       (653)      (668)
  Retained earnings                                    3,807      3,618
                                                    --------   --------
     Total stockholders' equity                       14,416     14,209
                                                    --------   --------
     Total liabilities and stockholders' equity     $ 54,969   $ 55,800
                                                    ========   ========

     See accompanying notes to condensed consolidated financial statements.

                           SUN COAST INDUSTRIES, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                 (dollars in thousands, except per share data)

                                              Three Months Ended
                                                 September 30,
                                             ---------------------
                                              1996          1995
                                             -------      --------
Sales                                        $20,667      $ 19,373


Costs and expenses:
  Cost of sales                               16,787        15,693
  Selling, general and administrative          2,987         3,108
  Interest, net                                  590           436
                                             -------      --------

                                              20,364        19,237
                                             -------      --------

Income before provision for income taxes         303           136
Provision for income taxes                      (113)          (48)
                                             -------      --------
     Net income                              $   190      $     88
                                             =======      ========

Net income per common share                  $  0.05      $   0.02
                                             =======      ========

     See accompanying notes to condensed consolidated financial statements.

                           SUN COAST INDUSTRIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (dollars in thousands)

                                                                   Three Months Ended
                                                                      September 30,
                                                                   -------------------
                                                                    1996         1995
                                                                   ------       ------
Cash flows from operating activities:

  Net income                                                       $  190       $   88
  Adjustments to reconcile net income to
     net cash provided by (used in) operations:
     Depreciation and amortization                                  1,505        1,425
     Deferred income taxes                                             49         (112)

  Changes in assets and liabilities:
     Accounts receivable                                            1,422         (993)
     Inventories                                                     (570)        (199)
     Other current assets                                             (20)         125
     Intangible and other assets                                     (595)         (63)
     Accounts payable and accrued expenses                           (369)       1,383
                                                                   ------       ------
  Net cash provided by operations                                   1,612        1,654
                                                                   ------       ------
Cash flows from investing activities:

  Capital expenditures                                               (196)      (1,368)
                                                                   ------       ------

Net cash used in investing activities                                (196)      (1,368)
                                                                   ------       ------
Cash flows from financing activities:

  Repayments of long-term debt                                       (735)      (1,276)

  Issuance of Common Stock                                              -           22
                                                                   ------       ------
     Net cash used in provided by financing activities               (735)      (1,254)
                                                                   ------       ------
     Effect of exchange rate changes on cash                            2            -
                                                                   ------       ------
     Change in cash and cash equivalents                              683         (968)
     Cash and cash equivalents at beginning of period               1,947        1,173
                                                                   ------       ------
     Cash and cash equivalents at end of period                    $2,630       $  205
                                                                   ======       ======

     See accompanying notes to condensed consolidated financial statements.

                           SUN COAST INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996

NOTE 1 - THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation

     The Company's (defined below) interim financial statements are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto in its Form 10-K and Annual Report to Stockholders for the year ended June 30, 1996.

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

                           SUN COAST INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996

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

                           SUN COAST INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996

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

     Environmental Costs

     A liability for environmental assessments and/or cleanup is accrued when it is probable a loss has been incurred and is estimable. No significant liabilities were in existence at September 30, 1996 and June 30, 1996.

     Net Income Per Common Share

     Net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during each period after giving effect to stock options and warrants considered to be dilutive common stock equivalents.

                           SUN COAST INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1926

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

     Foreign Currency Translation and Transactions

     The Company's foreign subsidiary uses the local currency as the functional currency. Translation gains or losses are included as a component of stockholders' equity. Gains or losses from foreign currency transactions are included in net income. There were no material gains or losses from foreign currency translation or transactions prior to 1996. There was a $15,000 translation gain and a $668,000 translation loss for the three months ended September 30, 1996 and for fiscal 1996, respectively.

NOTE 2 - INVENTORIES

                                 September 30,
                                     1996              June 30,
                                 (unaudited)            1996
                                  ----------          --------
                                        (in thousands)
Raw Materials                     $    4,027          $  2,859
Work-in-process                          629             1,070
Finished good                          6,647             6,712
                                  ----------          --------
                                      11,303            10,641
Obsolescence reserve                    (851)             (766)
                                  ----------          --------
                                  $   10,452          $  9,875
                                  ==========          ========

NOTE 3 - LONG TERM DEBT

                                                         September 30,
                                                            1996              June 30,
                                                         (unaudited)           1996
                                                         ----------          --------
                                                              (in thousands)
Term Loan                                                $    5,390          $  5,818
Revolving credit line                                        12,212            12,659
Capital expenditures term loan                                7,898             8,437
Industrial development revenue bonds                         2,137             2,175
Subordinated notes payable                                    1,000             1,000
Capitalized lease obligations                                   909               192
                                                         ----------          --------
                                                             29,546            30,281
Current maturities on original
   maturity schedule                                         (4,267)           (3,277)
Long term debt classified as current                        (23,039)          (23,880)
                                                         ----------          --------
                                                         $    2,240          $  3,124
                                                         ==========          ========

     In December 1995, the Company refinanced its existing debt with a new lender and increased its credit facility to provide a total of $35.7 million in borrowings secured by substantially all the assets of the Company. The facility provides for borrowings under three separate arrangements - (i) two separate one-time term advances in an aggregate principal amount of $6.7 million payable in quarterly installments through April 1, 2001, (ii) multiple term advances for capital expenditures in an aggregate principle amount of $14 million payable in quarterly installments over 2 to 7 years, and (iii) a $15.0 million revolving loan, due December 31, 1998. As of September 30, 1996, based on the Company's borrowing formula incremental borrowing availability was approximately $1.4 million under the revolving credit line. The credit facility provides for the issuance of up to $2.0 million of letters of credit, subject to the borrowing availability under the revolving credit line. The loan agreement contains various covenants, including maintaining certain financial ratios and tests, limitation on the issuance of debt and the amount of capital expenditures, capital leases, investments and dividends. The primary financial covenants include quarter end calculations of leverage and fixed charge coverage.

     The Company was not in compliance with two of its loan covenants at September 30, 1996: (1) The Company's Tangible Net Worth (as defined in the credit facility) was below the required minimum $14,650,000 and (2) the Company's Fixed Charge Coverage Ratio (as defined in the Credit Facility) was below the required minimum of 1.3 to 1.0. The Company has not obtained a waiver of these covenants as of September 30, 1996 and it has not received a letter of default from its lender. The same or more restrictive covenants must be met in future periods. As a result, the debt will be subject to accelerated maturity at future dates in the absence of refinancing and, therefore, has been classified as a current liability on the consolidated balance sheet at September 30, 1996.

     The Company is currently pursuing various strategic and financing alternatives, including a refinancing of the existing senior lender, although there is no assurance that such alternatives will be in place by December 31, 1996, the next measurement date for the loan covenant compliance. In the event of noncompliance, management intends to seek the necessary waivers such that the loan agreement will remain in force; however, currently the Company's lender is unwilling to grant additional waivers or amendments.

Item II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Three Months Ended September 30, 1996, Compared to the Three Months
                           Ended September 30, 1995

     Sales for the three months ended September 30, 1996, increased $1,294,000 or 6.7%, when compared to the same period in 1995. Closure Division's sales increased 12.1% due to increased demand. Consumer Products and Foodservice Divisions' sales decreased 10.3% as a result of the downturn in the retail economy. Chemical Division's sales increased 13.1% due to increased customer demand.

     Cost of sales as a percentage of net sales increased to 81.2% from 81.0%. The decline in gross margin was primarily the result of volume declines in the Foodservice and Consumer Products Divisions causing shortfalls in the absorption of fixed costs.

     Selling, general and administrative expense ("SG&A") decreased $121,000 to 14.4% of sales for the three months ended September 30, 1996 as compared to 16.0% of sales for the three months ended September 30, 1995. This decline is the result of a $115,000 gain on the sale of certain real estate recorded in the quarter ended September 30, 1996.

     Interest expense has increased $154,000 for the three months ended September 30, 1996 compared to the three months ended September 30, 1995 due to an increase in interest rates.

     Net income increased $102,000 from the comparable prior fiscal period primarily due to increased sales volumes and the decrease in SG&A explained above, which was partially offset by increased interest expense.

     Liquidity and Capital Resources

     Management reviews the Company's working capital, accounts receivable and relationship of debt to equity on a continuing basis. The Company's growth has been financed through long-term debt financing and cash generated from operations. During the three months ended September 30, 1996, the Company decreased net borrowings by $735,000. Cash flow from operations generated $1.6 million.

     Capital expenditures for the three months ended September 30, 1996 were $196,000, Anticipated future capital additions should approximate less than $3 million for the remainder of fiscal 1997 unless a new financing facility is obtained at which time incremental expenditures will be considered.

     In December 1995, the Company refinanced its existing debt with a new lender and increased its credit facility to provide a total of $35.7 million in borrowings secured by substantially all the assets of the Company. The facility provides for borrowings under three separate arrangements - (i) two separate one-time term advances in an aggregate principal amount of $6.7 million payable in quarterly installments through April 1, 2001, (ii) multiple term advances for capital expenditures in an aggregate principle amount of $14 million payable in quarterly installments over 2 to 7 years, and (iii) a $15.0 million revolving loan, due December 31, 1998. As of September 30, 1996, outstanding borrowings under the credit facility included $5.4 million under the two term loans, $7.9 million under the capital expenditure term loan and $12.2 million under the revolving credit line. At September 30, 1996, based on the Company's borrowing formula incremental borrowing availability was approximately $1.4 million under the revolving credit line. The credit facility provides for the issuance of up to $2.0 million of letters of credit, subject to the borrowing availability under the revolving credit line. The loan agreement contains various covenants, including maintaining certain financial ratios and tests, limitation on the issuance of debt and the amount of capital expenditures, capital leases, investments and dividends. The primary financial covenants include quarter end calculations of leverage and fixed charge coverage.

     The Company was not in compliance with two of its loan covenants at September 30, 1996: (1) The Company's Tangible Net Worth (as defined in the credit facility) was below the required minimum $14,650,000 and (2) the Company's Fixed Charge Coverage Ratio (as defined in the Credit Facility) was below the required minimum of 1.3 to 1.0. The Company has not obtained a waiver of these covenants nor has it received a notice of default as of September 30, 1996. The same or more restrictive covenants must be met in future periods. As a result, the debt will be subject to accelerated maturity at future dates in the absence of refinancing and, therefore, has been classified as a current liability on the consolidated balance sheet at September 30, 1996.

     The Company is currently pursuing various strategic and financing alternatives, including a refinancing of the existing senior lender although there is no assurance that such alternatives will be in place by December 31, 1996, the next measurement date for the loan covenant compliance. In the event of non-compliance, management intends to seek the necessary waivers such that the loan agreement will remain in force; however, currently the Company's lender is unwilling to grant additional waivers or amendments.

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

                           SUN COAST INDUSTRIES, INC.
                               SEPTEMBER 30, 1996

PART II - OTHER INFORMATION

     Item 1 - Legal Proceedings

     None.

     Item 2 - Changes in Securities

     None.

     Item 3 - Defaults Upon Senior Securities

     None.

     Item 4 - Submission of Matters to a Vote of Security Holders

     None.

     Item 5 - Other Information

     Item 6 - Exhibits and Reports in Form 8K

        (a) Exhibits:

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         Sun Coast Industries, Inc.
                         ------------------------------------------------------
                         Registrant

11/13/96                 By:
--------                     --------------------------------------------------
 Date                        Eddie Lesok, Chief Executive Officer and President

11/13/96                 By:
--------                     --------------------------------------------------
 Date                        Cynthia R. Morris, CFO, Secretary and Treasurer