Form 10-K405/A
period 1996-06-30
SUN COAST INDUSTRIES INC /DE/
filed 1996-12-26
CIK 319129

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ---------------------


                                  FORM 10-K/A
                                AMENDMENT NO. 1


(MARK ONE)
     [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                    FOR THE FISCAL YEAR ENDED: JUNE 30, 1996

                                       OR


     [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


              FOR THE TRANSITION PERIOD FROM ________ TO ________

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendment to this Form 10-K. [X]

     THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AT SEPTEMBER 23, 1996 WAS APPROXIMATELY $14,338,000.

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

================================================================================

        The Index to Exhibits of Sun Coast Industries, Inc.'s Annual Report on Form 10-K for the fiscal year ended June 30, 1996 (the "1996 Form 10-K"), to which reference is made in Item 14 of the 1996 Form 10-K for a list of the exhibits to the 1996 Form 10-K, is hereby amended to reflect the inclusion therein and the filing herewith of a new Exhibit 99.1 containing the financial statements required by Form 11-K for the fiscal year ended June 30, 1996 with respect to the Sun Coast Industries, Inc. Savings and Profit Sharing Plan, and such Index to Exhibits is restated in its entirety following the signature page hereto.

                                  SIGNATURES




        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        SUN COAST INDUSTRIES, INC.





Date:  December 20, 1996                By: /s/ CYNTHIA R. MORRIS
                                            ----------------------------------
                                            Cynthia R. Morris
                                            CFO, Secretary and Treasurer

                               INDEX TO EXHIBITS

      EXHIBIT
       NUMBER                                      DESCRIPTION
-------------------- ------------------------------------------------------------------------
        10.1         -- 1984 Incentive Stock Option Plan (filed as Exhibit 4.1 to the
                        Company's Registration Statement on Form S-8 filed with the
                        Securities and Exchange Commission on March 15, 1993 and incorporated herein by reference).

        10.2         -- 1987 Incentive Stock Option Plan (filed as Exhibit 4.1 to the
                        Company's Registration Statement on Form S-8 filed with the
                        Securities and Exchange Commission on March 15, 1993 and incorporated herein by reference).

        10.3         -- 1993 Incentive and Non-Statutory Stock Option Plan (filed as Exhibit
                        4.1 to the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on March 15, 1993 and
                        incorporated herein by reference).

        10.4         -- 1994 Long-Term Incentive Plan (filed as Exhibit 4.1 to the Company's
                        Registration Statement on Form S-8 filed with the Securities and
                        Exchange Commission on December 16, 1994 and incorporated herein by reference).

        10.5         -- 1994 Director Stock Option Plan (filed as Exhibit 4.1 to the
                        Company's Registration Statement on Form S-8 filed with the
                        Securities and Exchange Commission on December 16, 1994 and
                        incorporated herein by reference).

        10.6         -- Form of Director and Officer Indemnification Agreements entered into between the Company and each director and executive officer as of
                        July 3, 1995 (filed as Exhibit 10.19 to the Company's Form 10-K dated
                        June 30, 1995 and incorporated herein by reference).

        10.7         -- Loan, Mortgage and Security Agreement between Manatee County, Florida and Sun Coast Plastics, Inc. dated as of December 1, 1985 relating to
                        Manatee County, Florida Industrial Development Revenue Bonds, 1985
                        Series (Sun Coast Plastics, Inc. Project) (filed as Exhibit 10.20 to the Company's Registration Statement on Form S-2 filed on February
                        17, 1995 and incorporated herein by reference).

        10.8         -- Trust Indenture between Manatee County, Florida and Sun Bank,
                        National Association, as Trustee, dated as of December 1, 1985, relating to Manatee County, Florida Industrial Development Revenue
                        Bonds, 1985 Series (Sun Coast Plastics, Inc. Project) (filed as
                        Exhibit 10.21 to the Company's Registration Statement on Form S-2
                        filed on February 17, 1995 and incorporated herein by reference).

        10.9         -- United States of America, State of Florida, Manatee County Industrial
                        Development Revenue Bond, 1985 Series (Sun Coast Plastics, Inc.
                        Project) (filed as Exhibit 10.22 to the Company's Registration
                        Statement on Form S-2 filed on February 17, 1995 and incorporated herein by reference).

        10.10        -- Rights Agreement, dated as of June 6, 1995, between the Company and
                        American Stock Transfer & Trust Company (filed as Exhibit 1 to the
                        Company's Current Report on Form 8-K dated June 6, 1995 and incorporated herein by reference).

        10.11        -- Loan Agreement between the Company and Comerica Bank dated as of
                        December 20, 1995 (filed as Exhibit 10.1 to the Company's Form 10-Q dated December 31, 1995 and incorporated herein by reference).

        10.12        -- Letter dated February 12, 1996 amending the Loan Agreement between the Company and Comerica Bank (filed as Exhibit 10.2 to the Company's
                        Form 10-Q dated December 31, 1995 and incorporated herein by reference).

        10.13        -- Retention Bonus Agreement, dated March 11, 1996, between the Company and Cynthia R. Morris (filed as Exhibit 10.1 to the Company's Form
                        10-Q dated March 31, 1996 and incorporated herein by reference).

      EXHIBIT
       NUMBER                                      DESCRIPTION
-------------------- ------------------------------------------------------------------------
        10.14        -- Amended Severance Agreement, dated March 13, 1996, between the
                        Company and Cynthia R. Morris (filed as Exhibit 10.2 to the Company's
                        Form 10-Q dated March 31, 1996 and incorporated herein by reference).

        10.15        -- Severance Agreement, dated as of April 22, 1996, between the Company and Eddie Lesok (filed as Exhibit 10.1 to the Company's Form 10-Q dated March 31, 1996 and incorporated herein by reference).

        10.16        -- Letter dated September 25, 1996 waiving default regarding the Loan
                        Agreement between the Company and Comerica Bank.

        21           -- Subsidiaries of the Company

        23.1         -- Consent of KPMG Peat Marwick LLP.

        27           -- Financial Data Schedule.

        99.1         -- Financial statements required by Form 11-K for the fiscal year ended
                        June 30, 1996 with respect to Sun Coast Industries, Inc. Savings and
                        Profit Sharing Plan.
