Form 10-Q
period 1996-12-31
SUN COAST INDUSTRIES INC /DE/
filed 1997-02-14
CIK 319129

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   Form 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended December 31, 1996
                    ----------------------------------------

                         Commission File Number 1-12476
                         ------------------------------

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

                               Yes  X   No
                                   ---     ---

Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of November 6, 1996, the latest practicable date.

          Class                              Outstanding at February 10, 1997
          -----                              --------------------------------
Common stock $0.01 par value                             4,104,229

                           SUN COAST INDUSTRIES, INC.
                                     INDEX

Part I. Financial Information

Item I - Financial Statements

   Condensed Consolidated Balance Sheets --December 31, 1996
   and June 30, 1996                                               3

   Condensed Consolidated Statements of Income - Six Months
   ended December 31, 1996 and 1995                                5

   Condensed Consolidated Statements of Income - Three Months
   Ended December 31, 1996 and 1995                                6

   Condensed Consolidated Statements of Cash Flows -- Six
   Months ended December 31, 1996 and 1995                         7

   Notes to Condensed Consolidated Financial Statements            8

Item II - Management's Discussion and Analysis of Financial
   Condition and Results of Operations                            13

Part II. Other Information

Items 1 through 6                                                 16


PART I. FINANCIAL INFORMATION

Item I. FINANCIAL STATEMENTS

                           SUN COAST INDUSTRIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                  December 31,
                                                     1996      June 30,
                                                  (unaudited)    1996
                                                  -----------  --------
ASSETS

Current assets:
  Cash and cash equivalents                         $  3,674   $  1,787
  Accounts receivable, net of allowance for
     doubtful accounts of $77 and $77                  7,014      8,483
  Inventories                                          5,612      5,411
  Other current assets                                    99        408
  Deferred income taxes                                  478        205
  Net assets of discontinued
    operations                                         6,265     13,094
                                                    --------   --------

     Total current assets                             23,142     29,388

Property, plant and equipment, net of accumulated
  depreciation of $22,578 and $20,295                 21,154     23,113
Intangible assets                                        269        280
Other assets                                           2,023      1,352
                                                    --------   --------

     Total assets                                   $ 46,588   $ 54,133
                                                    ========   ========

     See accompanying notes to condensed consolidated financial statements.

                           SUN COAST INDUSTRIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    (dollars in thousands, except par value)

                                                   December 31,
                                                      1996      June 30,
LIABILITIES AND STOCKHOLDERS' EQUITY               (unaudited)   1996
                                                    ---------- --------
Current liabilities:
  Accounts payable                                  $  4,653   $  5,275
  Accrued expenses                                     3,400      2,678
  Current portion
     of long-term debt                                15,451     26,157
                                                    --------   --------

     Total current liabilities                        23,504     34,110

Long-term debt                                        11,456      3,124
Deferred income taxes                                  1,854      2,055
                                                    --------   --------

     Total liabilities                                36,814     39,289
                                                    --------   --------

Stockholders' equity:
  Common stock, $.01 par value; 40,000,000
     shares authorized; 4,017,629 issued and
     4,004,229 outstanding                                40         40
  Additional paid-in capital                          11,342     11,339
  Treasury stock                                        (153)      (153)
  Retained earnings (deficit)                         (1,455)     3,618
                                                    --------   --------
     Total stockholders' equity                        9,774     14,844
                                                    --------   --------
     Total liabilities and stockholders' equity     $ 46,588   $ 54,133
                                                    ========   ========

     See accompanying notes to condensed consolidated financial statements.

                           SUN COAST INDUSTRIES, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                 (dollars in thousands, except per share data)

                                                Six Months Ended
                                                 December 31,
                                             ---------------------
                                              1996          1995
                                             -------      --------
Sales                                        $31,581      $ 27,520


Costs and expenses:
  Cost of sales                               25,248        22,824
  Selling, general and administrative          4,220         3,661
  Interest, net                                  985           749
                                             -------      --------

                                              30,453        27,234
                                             -------      --------

Income from continuing operations
  before provision for income taxes            1,128           286
Provision for income taxes                      (356)         (127)
                                             -------      --------
     Income from continuing
       operations                                772           159

Discontinued operations (Note 2)
  Loss from discontinued
    operations, net of income
    taxes of $405 and $281,
    respectively                                (819)         (410)

  Loss on disposal of discontinued
    operations, net of income taxes
    of $2,817                                 (5,025)          --
                                             -------      --------
  Net loss                                   $(5,072)     $   (251)
                                             =======      ========
Net income (loss) per common share:
  Continuing operations                      $  0.18      $   0.04
  Discontinued operations                      (1.40)        (0.10)
                                             -------      --------
Net loss per common share                    $ (1.22)     $  (0.06)
                                             =======      ========

     See accompanying notes to condensed consolidated financial statements.

                           SUN COAST INDUSTRIES, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                 (dollars in thousands, except per share data)

                                              Three Months Ended
                                                 December 31,
                                             ---------------------
                                              1996          1995
                                             -------      --------
Sales                                        $15,585      $ 13,311


Costs and expenses:
  Cost of sales                               12,533        11,079
  Selling, general and administrative          2,228         1,767
  Interest, net                                  488           360
                                             -------      --------

                                              15,249        13,206
                                             -------      --------

Income from continuing operations
  before provision for income taxes              336           105
Provision for income taxes                       (99)           31
                                             -------      --------
     Income from continuing
       operations                                237           136

Discontinued operations (Note 2)
  Loss from discontinued
    operations, net of income taxes
    of $260 and $171 respectively               (474)         (475)

  Loss on disposal of discontinued
    operations, net of income taxes
    of $2,817                                (5,025)           --
                                             -------      --------

  Net loss                                   $(5,262)     $   (339)
                                             =======      ========

Net income (loss) per common share:
  Continuing operations                      $  0.06      $   0.03
  Discontinued operations                      (1.37)        (0.11)
                                             -------      --------
Net loss per common share                    $ (1.31)     $  (0.08)
                                             =======      ========

     See accompanying notes to condensed consolidated financial statements.

                           SUN COAST INDUSTRIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (dollars in thousands)

                                                                     Six Months Ended
                                                                      December 31,
                                                                   -------------------
                                                                    1996         1995
                                                                   ------       ------
Cash flows from operating activities:

  Net loss                                                        $(5,072)      $ (251)
  Adjustments to reconcile net income to
     net cash provided by (used in) operations:
     Depreciation and amortization                                  2,969        2,840
     Gain on sale of assets                                           165           --
     Deferred income taxes                                           (636)        (103)
     Loss from discontinued operations                              4,821           --

  Changes in assets and liabilities:
     Accounts receivable                                            2,500          981
     Inventories                                                      602        1,744
     Other current assets                                             360           63
     Intangible and other assets                                     (712)        (117)
     Accounts payable and accrued expenses                            340         (541)
                                                                  -------       ------
  Net cash provided by operations                                   5,337        4,616
                                                                  -------       ------
Cash flows from investing activities:

  Capital expenditures                                             (1,229)      (2,641)
                                                                  -------       ------

Net cash used in investing activities                              (1,229)      (2,641)
                                                                  -------       ------
Cash flows from financing activities:

  Proceeds from long-term debt                                          0          458

  Repayments of long-term debt                                     (2,375)      (2,450)

  Issuance of Common Stock                                              -         (111)
                                                                  -------       ------
     Net cash used in provided by financing activities             (2,375)      (2,103)
                                                                  -------       ------
     Effect of exchange rate changes on cash                           (6)        (146)
                                                                  -------       ------
     Change in cash and cash equivalents                            1,727         (274)
     Cash and cash equivalents at beginning of period               1,947        1,173
                                                                  -------       ------
     Cash and cash equivalents at end of period                   $ 3,674       $  899
                                                                  =======       ======

     See accompanying notes to condensed consolidated financial statements.

                           SUN COAST INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996

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

     Description of Business

     Sun Coast Industries, Inc. (the "Company") manufactures and sells melamine and urea resins and compounds and, from these and other materials, molds consumer products and commercial plastic products, including dinnerware, drinkware and closures. The Chemical Division manufactures melamine and urea resins and compounds, which it supplies to other manufacturers and uses in producing its own consumer products and foodservice products. The Closures Division manufactures linerless, foil or foam lined and tamper-evident plastic closures and lids. These closures are used in the U.S. for bottling and packaging of food, beverage, chemical and pharmaceutical products. The Consumer Products and Foodservice Divisions, which are being discontinued (see Note 2), manufacture compression molded melamine dinnerware and injection molded plastic drinkware and other houseware products, which the Company sells to American, Canadian and Mexican retail and commercial markets.

                           SUN COAST INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996

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

     Property, Plant and Equipment

     Property, plant and equipment are carried at cost and depreciated using the straight-line method over the estimated useful lives of the related assets. Lives assigned to asset categories are 5 to 15 years for machinery and equipment, 30 to 35 years for buildings and 5 years for molds. Machinery and equipment under capital leases are stated at the present value of minimum lease payments and amortized over 1 to 3 years. Renewals and improvements that significantly add to the productive capacity or extend the useful life of an asset are capitalized. Repairs and maintenance are charged to expense as incurred.


     Goodwill

     Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over the expected periods to be benefited, ranging from 5 - 20 years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

     Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

     The Company adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, on July 1, 1997. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of the Statement did not have a material impact on the Company's financial position, results of operations, or liquidity.

                           SUN COAST INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996

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

     Environmental Costs

     A liability for environmental assessments and/or cleanup is accrued when it is probable a loss has been incurred and is estimable. No significant liabilities were in existence at December 31, 1996 and June 30, 1996.

     Net Income Per Common Share

     Net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during each period after giving effect to stock options and warrants considered to be dilutive common stock equivalents.

                           SUN COAST INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996

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

     Foreign Currency Translation and Transactions

     The Company's foreign subsidiary uses the local currency as the functional currency. Translation gains or losses are included as a component of stockholders' equity. Gains or losses from foreign currency transactions are included in net income. There were no material gains or losses from foreign currency translation or transactions prior to 1996. There was a $69,000 translation loss and a $668,000 translation loss for the six months ended December 31, 1996 and for fiscal 1996, respectively. There were no material gains or losses from foreign currency transactions for the six months ended December 31, 1996 and for fiscal 1996.


NOTE 2 - DISCONTINUED OPERATIONS

     On December 6, 1996, the Company's Board of Directors adopted a formal plan to dispose of its Foodservice and Consumer Products Tableware Divisions. These divisions have been accounted for as discontinued operations in accordance with APB 30, which among other provisions, requires the plan of disposal to be carried out within one year. Management believes this is a reasonable time period for the disposal. In February, the Company entered into a letter of intent to sell its Foodservice Division and it has plans underway to exit the Consumer Products Division.

     Based on management's assumptions used in determining the estimated gain or loss from the disposal of the tableware business, the Company recorded a provision of $5.025 million, net of income taxes, for the loss on disposal of the discontinued business in the quarter ended December 31, 1996.
     This loss on disposal of discontinued operations resulted from the estimated net loss on the sale of the Foodservice Division and estimated net loss on the exit of the Consumer Products Division of approximately $4.167 million, net of income taxes, as well as estimated operating losses during the period required to dispose of the divisions of approximately $858,000, net of income taxes. Sales of the divisions for the two months and five months of fiscal 1997 prior to the December 6th Board's decision to discontinue these operations were $3.007 million and $7.678 million, respectively. Comparable sales for the three and six month periods ended December 31, 1995 were $5.267 million and $10.431 million, respectively.

     The net assets of discontinued operations are summarized as follows:

                                 DECEMBER 31,         JUNE 30,
                                     1996               1996
                                 ------------         --------
($ in thousands)
Current assets                      $   6,458          $ 8,484
Plant, property and equipment           5,729            5,598
Intangible & other assets                 586              646
Current liabilities                      (408)            (385)
Accrued expenses                         (460)            (257)
Long term debt                         (1,000)          (1,000)
Deferred taxes                           (556)            (660)
Foreign Currency Translation              737              668
Provision for estimated loss
  on disposal                          (4,821)              -
                                    ---------          -------
Net assets of discontinued
  operations                        $   6,265          $13,094
                                    =========          =======


NOTE 3 - INVENTORIES

                                 December 31,
                                     1996              June 30,
                                 (unaudited)            1996
                                 ------------         --------
                                        (in thousands)
Raw Materials                     $    3,238          $  2,837
Work-in-process                          183               328
Finished good                          2,856             2,805
                                  ----------          --------
                                       6,277             5,970
Obsolescence reserve                    (665)             (559)
                                  ----------          --------
                                  $    5,612          $  5,411
                                  ==========          ========

NOTE 4 - LONG TERM DEBT

                                                         December 31,
                                                            1996              June 30,
                                                         (unaudited)           1996
                                                         ----------          --------
                                                               (in thousands)
Term Loan                                                $    4,963          $  5,818
Revolving credit line                                        12,211            12,659
Capital expenditures term loan                                7,341             8,437
Industrial development revenue bonds                          2,100             2,175
Capitalized lease obligations                                   292               192
                                                         ----------          --------
                                                             26,907            29,281
Current maturities on original
   maturity schedule                                         (3,240)           (2,277)
Long term debt classified as current                        (12,211)          (23,880)
                                                         ----------          --------
                                                         $   11,456          $  3,124
                                                         ==========          ========

     At December 31, 1996, the Company was not in compliance with two of its loan covenants on its then existing credit facility: (1) The Company's Tangible Net Worth (as defined in the credit facility) was below the required minimum $14,650,000 and (2) the Company's Fixed Charge Coverage Ratio (as defined in the Credit Facility) was below the required minimum of
     1.3 to 1.0.

     In January 1997, the Company refinanced its existing debt with a new lender to provide a total credit facility of $30 million in borrowings secured by substantially all the assets of the Company. The facility provides for borrowings under three separate arrangements - (i) a term loan in an aggregate principal amount of $10 million payable in monthly installments through January 31, 2000. (ii) a second term loan in an aggregate principal amount of $5 million payable in monthly installments beginning January 1, 1998 through January 31, 2000, and (iii) a $15.0 million revolving loan, due January 31, 2000. As of January 31, 1997, outstanding borrowings under the credit facility included $15 million under the two term loans, and $8.1 million under the revolving credit line. At January 31, 1997, based on the Company's borrowing formula incremental borrowing availability was approximately $3.2 million under the revolving credit line. The credit facility provides for the issuance of up to $2.0 million of letters of credit, subject to the borrowing availability under the revolving credit line. The loan agreement contains various covenants, including maintaining certain financial ratios and tests, limitation on the issuance of debt and the amount of capital expenditures, capital leases, investments and dividends. The primary financial covenants include quarter end calculations of leverage and fixed charge coverage and a limitation on annual capital expenditures.

     As the Company is currently in compliance with the loan covenants on its new debt, the long term portions of the term loans previously classified as a current liability have been reclassified to a long term liability on the consolidated balance sheet at December 31, 1996.

Item II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Three Months Ended December 31, 1996, Compared to the Three Months
               Ended December 31, 1995 for Continuing Operations

     Sales for the three months ended December 31, 1996, increased $2,274,000 or 17.1%, when compared to the same period in 1995. Closure Division's sales increased 10.7% due to increased market share. Chemical Division's sales increased 23.4% due to increased customer demand.

     Cost of sales as a percentage of net sales decreased to 80.4% from 83.2%. The improvement in gross margin was primarily the result of stabilized raw material prices and efficiencies gained from increased sales volume.

     Selling, general and administrative expense ("SG&A") increased $461,000 to 14.30% of sales for the three months ended December 31, 1996 as compared to 13.3% of sales for the three months ended December 31, 1995. This increase is the result of certain expenses related to the refinancing of bank debt and costs related to review of various strategic alternatives.

     Interest expense has increased $128,000 for the three months ended December 31, 1996 compared to the three months ended December 31, 1995 due to an increase in interest rates.

     Net income from continuing operations increased $101,000 from the comparable prior fiscal period primarily due to the increased sales volumes.

Item II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Six Months Ended December 31, 1996, Compared to the Six Months Ended December 31, 1995 for Continuing Operations

     Sales for the six months ended December 31, 1996, increased $4,061,000 or 14.8%, when compared to the same period in 1995. Closure Division's sales increased 11.4% and Chemical Division's sales increased 18.0% both due to increased customer demand.

     Cost of sales as a percentage of net sales decreased to 79.9% from 82.9%. This improvement in gross margin was due primarily to the increased volume.

     Selling, general and administrative expense ("SG&A") increased $559,000. However, as a percent of sales, it remained fairly constant at 13.4% of sales for the six months ended December 31, 1996 as compared to 13.3% of sales for the six months ended December 31, 1995.

     Interest expense has increased $236,000 for the six months ended December 31, 1996 compared to the six months ended December 31, 1995 due to an increase in interest rates.

     Net income from continuing operations increased $613,000 from the comparable prior fiscal period primarily due to increased sales volumes.

     Discontinued Operations

     On December 6, 1996, the Company's Board of Directors adopted a formal plan to dispose of its Foodservice and Consumer Products Tableware Divisions. These divisions have been accounted for as discontinued operations in accordance with APB 30, which among other provisions, requires the plan of disposal to be carried out within one year. Management believes this is a reasonable time period for the disposal. In February, the Company entered into a letter of intent to sell its Foodservice Division and it has plans underway to exit the Consumer Products Division.

     Based on management's assumptions used in determining the estimated gain or loss from the disposal of the tableware business, the Company recorded a provision of $5.025 million, net of income taxes, for the loss on disposal of the discontinued business in the quarter ended December 31, 1996.
     This loss on disposal of discontinued operations resulted from the estimated net loss on the sale of the Foodservice Division and estimated net loss on the exit of the Consumer Products Division of approximately $4.167 million, net of income taxes, as well as estimated operating losses during the period required to dispose of the divisions of approximately $858,000, net of income taxes.

     Sales of the divisions for the two months and five months of fiscal 1997 prior to the December 6th Board's decision to discontinue these operations were $3.007 million and $7.678 million, respectively. Comparable sales for the three and six month periods ended December 31, 1995 were $5.267 million and $10.431 million, respectively. The Consumer Products and Foodservice Divisions' sales decreased 20.6% and 15.7% for the three month and six month periods ended December 31, 1996 as compared to the prior year comparable periods. These sales decreases were a result of competitive pressures and the downturn in the respective markets. The lower sales volumes also resulted in decreased gross margins for these tableware divisions as fixed costs could not be fully absorbed.

     Liquidity and Capital Resources

     Management reviews the Company's working capital, accounts receivable and relationship of debt to equity on a continuing basis. The Company's growth has been financed through long-term debt financing and cash generated from operations. During the six months ended December 31, 1996, the Company decreased net borrowings by $2,375,000. Cash flow from operations generated $5.3 million.

     Capital expenditures for the six months ended December 31, 1996 were $1,229,000. Anticipated future capital additions should approximate less than $4 million for the remainder of fiscal 1997, including approximately $2 million for the purchase, in January 1997, of a second facility to expand capacity in the Closures Division in Florida.

     In January 1997, the Company refinanced its existing debt with a new lender to provide a total credit facility of $30 million in borrowings secured by substantially all the assets of the Company. The facility provides for borrowings under three separate arrangements - (i) a term loan in an aggregate principal amount of $10 million payable in monthly installments through January 31, 2000, (ii) a second term loan in an aggregate




                                       14
***************************
     principle amount of $5 million payable in monthly installments beginning January 1, 1998 through January 31, 2000, and (iii) a $15.0 million revolving loan, due January 31, 2000. As of January 31, 1997, outstanding borrowings under the credit facility included $15 million under the two term loans and $8.1 million under the revolving credit line. At January
     31, 1997, based on the Company's borrowing formula incremental borrowing availability was approximately $3.2 million under the revolving credit line. The credit facility provides for the issuance of up to $2.0 million of letters of credit, subject to the borrowing availability under the revolving credit line. The loan agreement contains various covenants, including maintaining certain financial ratios and tests, limitation on the issuance of debt and the amount of capital expenditures, capital leases, investments and dividends. The primary financial covenants include quarter end calculations of leverage and fixed charge coverage and a limitation on annual capital expenditures.

     The Company's plan to discontinue its Tableware business should not have an overall material impact on liquidity. Certain cash proceeds will be received from the sale of its Foodservice Division and there will be offsetting cash needs related to severance, relocation and other costs of discontinuing the Consumer Products Division. The majority of costs related to the discontinuation of the Tableware business are non-cash.

     Currency risks related to the Company's Mexican subsidiary are minimal except for translation losses as disclosed in Footnote 1. Monetary transactions not in the subsidiary's functional currency are settled in the currency of origin thus hedging any exposure to exchange rates.

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

     Item 4 - Submission of Matters to a Vote of Security Holders

     None.

     Item 5 - Other Information

     Item 6 - Exhibits and Reports in Form 8K

        (a)   Exhibits:

       10.1   Financing Agreement between the Company and The CIT
              Group/Business Credit, Inc. dated January 31, 1997.

       27     Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         Sun Coast Industries, Inc.
                         ------------------------------------------------------
                         Registrant

2/14/97                  By:
--------                     --------------------------------------------------
 Date                        Eddie Lesok, Chief Executive Officer and President

2/14/97                  By:
--------                     --------------------------------------------------
 Date                        Cynthia R. Morris, CFO, Secretary and Treasurer

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
  10.1        -  Finance Agreement
  27          -  Financial Data Schedule
