Form 10-Q
period 1997-03-31
SUN COAST INDUSTRIES INC /DE/
filed 1997-05-14
CIK 319129

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   Form 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 1997
                      ------------------------------------

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

                               Yes  X   No
                                   ---     ---

Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of November 6, 1996, the latest practicable date.

          Class                              Outstanding at April 9, 1997
          -----                              ----------------------------
Common stock $0.01 par value                             4,104,229

                           SUN COAST INDUSTRIES, INC.
                                     INDEX

Part I. Financial Information

Item I - Financial Statements

   Condensed Consolidated Balance Sheets -- March 31, 1997
   and June 30, 1996                                               3

   Condensed Consolidated Statements of Income -- Nine Months
   ended March 31, 1997 and 1996                                   5

   Condensed Consolidated Statements of Income -- Three Months
   Ended March 31, 1997 and 1996                                   6

   Condensed Consolidated Statements of Cash Flows -- Nine
   Months ended March 31, 1997 and 1996                            7

   Notes to Condensed Consolidated Financial Statements            8

Item II - Management's Discussion and Analysis of Financial
   Condition and Results of Operations                            13

Part II. Other Information

Items 1 through 6                                                 16


PART I. FINANCIAL INFORMATION

Item I. FINANCIAL STATEMENTS

                           SUN COAST INDUSTRIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                   March 31,
                                                     1997      June 30,
                                                  (unaudited)    1996
                                                  -----------  --------
ASSETS

Current assets:
  Cash and cash equivalents                         $    874   $  1,947
  Accounts receivable, net of allowance for
     doubtful accounts of $135 and $77                 7,642      8,483
  Inventories                                          5,370      5,411
  Other current assets                                   306        408
  Deferred income taxes                                  430        205
  Net assets of discontinued
    operations                                         5,654     12,934
                                                    --------   --------

     Total current assets                             20,276     29,388

Property, plant and equipment, net of accumulated
  depreciation of $23,367 and $20,295                 22,498     23,113
Intangible assets                                        261        280
Other assets                                           2,292      1,352
                                                    --------   --------

     Total assets                                   $ 45,327   $ 54,133
                                                    ========   ========

     See accompanying notes to condensed consolidated financial statements.

                           SUN COAST INDUSTRIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    (dollars in thousands, except par value)

                                                    March 31,
                                                      1997      June 30,
LIABILITIES AND STOCKHOLDERS' EQUITY               (unaudited)   1996
                                                    ---------- --------
Current liabilities:
  Accounts payable                                  $  7,645   $  5,275
  Accrued expenses                                     3,940      2,678
  Current portion
     of long-term debt                                 6,270     26,157
                                                    --------   --------

     Total current liabilities                        17,855     34,110

Long-term debt                                        15,192      3,124
Deferred income taxes                                  1,624      2,055
                                                    --------   --------

     Total liabilities                                34,671     39,289
                                                    --------   --------

Stockholders' equity:
  Common stock, $.01 par value; 40,000,000
     shares authorized; 4,117,629 and 4,017,629
     respectively, issued and 4,104,229 and
     4,004,229, respectively, outstanding                 40         40
  Additional paid-in capital                          11,655     11,339
  Treasury stock                                        (153)      (153)
  Retained earnings (deficit)                           (886)     3,618
                                                    --------   --------
     Total stockholders' equity                       10,656     14,844
                                                    --------   --------
     Total liabilities and stockholders' equity     $ 45,327   $ 54,133
                                                    ========   ========

     See accompanying notes to condensed consolidated financial statements.

                           SUN COAST INDUSTRIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                 (dollars in thousands, except per share data)

                                               Nine Months Ended
                                                   March 31,
                                             ---------------------
                                              1997          1996
                                             -------      --------
Sales                                        $49,721      $ 43,538


Costs and expenses:
  Cost of sales                               40,224        35,872
  Selling, general and administrative          6,037         6,417
  Interest, net                                1,476         1,128
                                             -------      --------

                                              47,737        43,417
                                             -------      --------

Income from continuing operations
  before provision for income taxes            1,984           121
Provision for income taxes                      (643)         (138)
                                             -------      --------
     Income (loss) from continuing
       operations                            $ 1,341           (17)

Discontinued operations (Note 2)
  Loss from discontinued
    operations, net of income
    taxes of $405 and $860,
    respectively                                (819)       (1,378)

  Loss on disposal of discontinued
    operations, net of income taxes
    of $2,817                                 (5,025)          --
                                             -------      --------
  Net loss                                   $(4,503)     $ (1,395)
                                             =======      ========
Net income (loss) per common share:
  Continuing operations                      $  0.33      $   0.00
  Discontinued operations                      (1.45)        (0.35)
                                             -------      --------
Net loss per common share                    $ (1.12)     $  (0.35)
                                             =======      ========

     See accompanying notes to condensed consolidated financial statements.

                           SUN COAST INDUSTRIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                 (dollars in thousands, except per share data)

                                              Three Months Ended
                                                   March 31,
                                             ---------------------
                                              1997          1996
                                             -------      --------
Sales                                        $18,140      $ 16,018


Costs and expenses:
  Cost of sales                               14,976        13,101
  Selling, general and administrative          1,817         2,702
  Interest, net                                  491           379
                                             -------      --------

                                              17,284        16,182
                                             -------      --------

Income from continuing operations
  before provision for income taxes              856          (164)
Provision for income taxes                      (287)          (12)
                                             -------      --------
     Income (loss) from continuing
       operations                                569          (176)

Discontinued operations (Note 2)
  Loss from discontinued
    operations, net of income taxes
    of $0 and $579 respectively                   --          (968)
                                             -------       --------

  Net income (loss)                          $   569      $  (1,144)
                                             =======       ========

Net income (loss) per common share:
  Continuing operations                      $  0.14       $  (0.04)
  Discontinued operations                         --          (0.25)
                                             -------       --------
Net income (loss) per common share           $  0.14      $   (0.29)
                                             =======       ========

     See accompanying notes to condensed consolidated financial statements.

                           SUN COAST INDUSTRIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (dollars in thousands)

                                                                    Nine Months Ended
                                                                        March 31,
                                                                   -------------------
                                                                    1997         1996
                                                                   ------       ------
Cash flows from operating activities:

  Net loss                                                        $(4,503)      $(1,395)
  Adjustments to reconcile net income to
     net cash provided by (used in) operations:
     Depreciation and amortization                                  4,090         4,250
     Gain on sale of assets                                           165            --
     Deferred income taxes                                           (830)         (124)
     Loss from discontinued operations                              4,458            --

  Changes in assets and liabilities:
     Accounts receivable
     Inventories                                                      (80)       (2,670)
     Other current assets                                           2,167         2,036
     Intangible and other assets                                      148          (150)
     Accounts payable and accrued expenses                           (987)         (244)
                                                                    3,927         2,223
                                                                  -------       -------
  Net cash provided by operations                                   8,555         3,926
                                                                  -------       -------
Cash flows from investing activities:

  Capital expenditures                                             (3,916)       (3,467)
  Dispositions                                                      1,801            --
                                                                  -------       -------
Net cash used in investing activities                              (2,115)       (3,467)
                                                                  -------       -------
Cash flows from financing activities:

  Proceeds from long-term debt                                         --         2,958

  Repayments of long-term debt                                     (7,506)       (3,925)

  Issuance of Common Stock                                             --            72
                                                                  -------       -------
     Net cash used in provided by financing activities             (7,506)         (895)
                                                                  -------       -------
     Effect of exchange rate changes on cash                           (7)         (154)
                                                                  -------       -------
     Change in cash and cash equivalents                           (1,073)         (590)
     Cash and cash equivalents at beginning of period               1,947         1,173
                                                                  -------       -------
     Cash and cash equivalents at end of period                   $   874       $   583
                                                                  =======       =======

     See accompanying notes to condensed consolidated financial statements.

                           SUN COAST INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997

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

                           SUN COAST INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997

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

     Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

     The Company adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, on July 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of the Statement did not have a material impact on the Company's financial position, results of operations, or liquidity.

                           SUN COAST INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1997

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

     Environmental Costs

     A liability for environmental assessments and/or cleanup is accrued when it is probable a loss has been incurred and is estimable. No significant liabilities were in existence at March 31, 1997 and June 30, 1996.

     Net Income Per Common Share

     Net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during each period after giving effect to stock options and warrants considered to be dilutive common stock equivalents.

                           SUN COAST INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997

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

     Foreign Currency Translation and Transactions

     Gains or loses from foreign currency transactions are included in net income. There were no material gains or losses from foreign currency transactions for the nine months ended March 31, 1997 and for fiscal 1996.

     Included in discontinued operations is the Company's foreign subsidiary. Effective January 1, 1997, the Mexican economy has been deemed highly inflationary. Thus, the Company switched the functional currency for its Mexican subsidiary from the peso to the U.S. dollar. The change in the functional currency from the peso to the U.S. dollar will not have a material impact on the estimated loss on disposal of discontinued operations.


NOTE 2 - DISCONTINUED OPERATIONS

     On December 6, 1996, the Company's Board of Directors adopted a formal plan to dispose of its Foodservice and Consumer Products Tableware Divisions including the Company's foreign subsidiary in Mexico. These divisions have been accounted for as discontinued operations in accordance with APB 30, which among other provisions, requires the plan of disposal to be carried out within one year. Management believes this is a reasonable time period for the disposal. In February, the Company sold its Foodservice Division and it has plans underway to exit the Consumer Products Division, either through sale or termination of operations.

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

     Sales of the divisions for the two months and five months of fiscal 1997 prior to the December 6th Board's decision to discontinue these operations were $3.007 million and $7.678 million, respectively. Sales for the three and nine month periods ended March 31, 1996 were $5.015 million and $15.46 million, respectively.

     The estimated loss for disposal is considered adequate at March 31, 1997.

     The net assets of discontinued operations are summarized as follows:

                                   MARCH 31,          JUNE 30,
                                     1997               1996
                                 ------------         --------
($ in thousands)
Current assets                      $   7,693          $ 8,324
Plant, property and equipment           4,160            5,598
Intangible & other assets                 582              646
Current liabilities                      (289)            (385)
Accrued expenses                       (1,114)            (257)
Long term debt                         (1,000)          (1,000)
Deferred taxes                           (657)            (660)
Foreign Currency Translation              737              668
Provision for estimated loss
  on disposal                          (4,458)              -
                                    ---------          -------
Net assets of discontinued
  operations                        $   5,654          $12,934
                                    =========          =======













NOTE 3 - INVENTORIES

                                   March 31,
                                     1997             June 30,
                                  (unaudited)           1996
                                 ------------         --------
                                        (in thousands)
Raw Materials                     $3,181              $  2,837
Work-in-process                      263                   328
Finished good                      2,579                 2,805
                                  ------              --------
                                   6,023                 5,970
Obsolescence reserve                (653)                 (559)
                                  ------              --------
                                  $5,370              $  5,411
                                  ======              ========

NOTE 4 - LONG TERM DEBT

                                                          March 31,
                                                            1997              June 30,
                                                         (unaudited)           1996
                                                         ----------          --------
                                                               (in thousands)
Term Loan                                                $13,242             $  5,818
Revolving credit line                                      4,324               12,659
Capital expenditures term loan                                --                8,437
Industrial development revenue bonds                       2,063                2,175
Capitalized lease obligations                                231                  192
Real estate loan                                           1,915                   --
                                                         -------              -------
Subtotal                                                  21,775               29,281

Less: Debt financing expense                                (313)                  --
                                                         -------             --------
                                                          21,462               29,281
Current maturities on original
   maturity schedule                                      (6,270)              (2,277)
Long term debt classified as current                          --              (23,880)
                                                         -------             --------
                                                         $15,192             $  3,124
                                                         =======             ========

     On January 31, 1997, the Company refinanced its existing debt with a new lender to provide a total credit facility of $30 million in borrowings secured by substantially all the assets of the Company. The facility provides for borrowings under three separate arrangements - (i) a term loan in an aggregate principal amount of $10 million payable in monthly installments through January 31, 2000. (ii) a second term loan in an aggregate principal amount of $5 million payable in monthly installments beginning January 1, 1998 through January 31, 2000, and (iii) a $15.0 million revolving loan, due January 31, 2000. As of March 31, 1997, outstanding borrowings under the credit facility included $13.2 million under the two term loans, and $4.3 million under the revolving credit line. At March 31, 1997, based on the Company's borrowing formula incremental borrowing availability was approximately $8.7 million under the revolving credit line. The credit facility provides for the issuance of up to $2.0 million of letters of credit, subject to the borrowing availability under the revolving credit line. The loan agreement contains various covenants, including maintaining certain financial ratios and tests, limitation on the issuance of debt and the amount of capital expenditures, capital leases, investments and dividends. The primary financial covenants include quarter end calculations of leverage and fixed charge coverage and a limitation on annual capital expenditures.
     In conjunction with the refinancing, the Company issued 100,000 shares of its common stock to the new lender, recording debt issuance cost of $313,000.

     As the Company is currently in compliance with the loan covenants on its new debt, the Company has classified its outstanding debt as current or long term based upon maturity obligations.

Item II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Three Months Ended March 31, 1997, Compared to the Three Months
               Ended March 31, 1996 for Continuing Operations

     Sales for the three months ended March 31, 1997, increased $2,122,000 or 13.2%, when compared to the same period in 1996. Closure Division's sales increased 1.0%. Chemical Division's sales increased 22.9% due primarily to a large non-recurring customer order.

     Cost of sales as a percentage of net sales increased to 82.6% from 81.8%. The decrease in gross margin was primarily the result of product mix with larger volumes of lower margin product being sold in the fiscal 1997 quarter.

     Selling, general and administrative expense ("SG&A") decreased $885,000 to 10.0% of sales for the three months ended March 31, 1997 as compared to 16.9% of sales for the three months ended March 31, 1996. This decrease is primarily the result of certain non-recurring severance and related expenses associated with the termination of the former President of the Company in February 1996.

     Interest expense has increased $112,000 for the three months ended
     March 31, 1997 compared to the three months ended March 31, 1996 primarily due to an increase in interest rates as a result of the new bank financing completed in January 1997.

     Net income from continuing operations increased $745,000 from the comparable prior fiscal period primarily due to the increased sales volumes in the current period and unusual expenses in the prior period discussed above.

Item II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Nine Months Ended March 31, 1997, Compared to the Nine Months Ended March 31, 1996 for Continuing Operations

     Sales for the nine months ended March 31, 1997, increased $6,183,000 or 14.2%, when compared to the same period in 1996. Closure Division's sales increased 7.8% and Chemical Division's sales increased 19.9% both due to increased customer orders, certain of which are non-recurring in the Chemical Division.

     Cost of sales as a percentage of net sales decreased to 80.9% from 82.4%. This improvement in gross margin was due primarily to the increased sales volume.

     Selling, general and administrative expense ("SG&A") decreased $380,000. As a percent of sales, it decreased from 14.7% of sales for the nine months ended March 31, 1996 to 12.1% of sales for the nine months ended March 31, 1997. This is primarily due to a non-recurring $375,000 severance payment made to the former President of the Company in February 1996, and other related expenses.

     Interest expense has increased $348,000 for the nine months ended
     March 31, 1997 compared to the nine months ended March 31, 1996 primarily due to an increase in interest rates with the new bank financing completed in January 1997.

     Net income from continuing operations increased $1,358,000 from the comparable prior fiscal period primarily due to increased sales volumes in fiscal 1997 and the unusual severance payment in fiscal 1996, discussed above.

     Discontinued Operations

     On December 6, 1996, the Company's Board of Directors adopted a formal plan to dispose of its Foodservice and Consumer Products Tableware Divisions. These divisions have been accounted for as discontinued operations in accordance with APB 30, which among other provisions, requires the plan of disposal to be carried out within one year. Management believes this is a reasonable time period for the disposal. In February, the Company sold its Foodservice Division and it has plans underway to exit the Consumer Products Division, either through sale or termination of operations.

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

     Sales of the divisions for the three months and nine months of fiscal 1997 were $6.737 million and $15.848 million, respectively. Comparable sales for the three and nine month periods ended March 31, 1996 were $5.015 million and $15.446 million, respectively. The Consumer Products and Foodservice Divisions' sales increased 34.3% and 2.6% for the three month and nine month periods ended March 31, 1997 as compared to the prior year comparable periods. These sales increases were a result of one large non-recurring order in fiscal 1997.

     Liquidity and Capital Resources

     Management reviews the Company's working capital, accounts receivable and relationship of debt to equity on a continuing basis. The Company's growth has been financed through long-term debt financing and cash generated from operations. During the nine months ended March 31, 1997, the Company repaid net borrowings by $7.5 million. Cash flow from operations generated $8.55 million.

     Capital expenditures for the nine months ended March 31, 1997 were $3.9 million including approximately $2 million for the purchase, in January 1997, of a second facility to expand capacity in the Closures Division in Florida. Anticipated future capital additions should approximate less than $2 million for the remainder of fiscal 1997.

     In January 1997, the Company refinanced its existing debt with a new lender to provide a total credit facility of $30 million in borrowings secured by substantially all the assets of the Company. The facility provides for borrowings under three separate arrangements - (i) a term loan in an aggregate principal amount of $10 million payable in monthly installments through January 31, 2000, (ii) a second term loan in an aggregate




                                       14
***************************
     principle amount of $5 million payable in monthly installments beginning January 1, 1998 through January 31, 2000, and (iii) a $15.0 million revolving loan, due January 31, 2000. As of March 31, 1997, outstanding borrowings under the credit facility included $13.2 million under the two term loans and $4.3 million under the revolving credit line. At March
     31, 1997, based on the Company's borrowing formula incremental borrowing availability was approximately $8.7 million under the revolving credit line. The credit facility provides for the issuance of up to $2.0 million of letters of credit, subject to the borrowing availability under the revolving credit line. The loan agreement contains various covenants, including maintaining certain financial ratios and tests, limitation on the issuance of debt and the amount of capital expenditures, capital leases, investments and dividends. The primary financial covenants include quarter end calculations of leverage and fixed charge coverage and a limitation on annual capital expenditures.

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

     Management believes internally generated funds should be adequate to meet future debt repayments and capital expenditure needs.

     The Company's Mexican subsidiary, included in discontinued operations, is subject to currency risk to the extent its net assets, denominated in pesos, devalues against the U.S. dollar.

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

                           SUN COAST INDUSTRIES, INC.
                                MARCH 31, 1997

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

                         Sun Coast Industries, Inc.
                         ------------------------------------------------------
                         Registrant

5/14/97                  By: /s/ EDDIE LESOK
--------                     --------------------------------------------------
 Date                        Eddie Lesok, Chief Executive Officer and President

5/14/97                  By: /s/ CYNTHIA R. MORRIS
--------                     --------------------------------------------------
 Date                        Cynthia R. Morris, CFO, Secretary and Treasurer

                                 EXHIBIT INDEX



Exhibit No.                    Description
-----------                    -----------

    27                         Financial Data Schedule