Form 10-K
period 1997-06-30
SUN COAST INDUSTRIES INC /DE/
filed 1997-09-29
CIK 319129

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ---------------------
                                   FORM 10-K
(MARK ONE)
     [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                    FOR THE FISCAL YEAR ENDED: JUNE 30, 1997

                                       OR

     [ ]       SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendment to this Form 10-K. [ ]

     THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AT SEPTEMBER 22, 1997 WAS APPROXIMATELY $19,301,000.

     THE NUMBER OF SHARES OF THE REGISTRANT'S COMMON STOCK, PAR VALUE ONE CENT ($.01) PER SHARE, OUTSTANDING AT SEPTEMBER 22, 1997 WAS 4,117,629.

                      DOCUMENTS INCORPORATED BY REFERENCE

     PORTIONS OF THE REGISTRANT'S DEFINITIVE PROXY STATEMENT PREPARED FOR USE IN CONNECTION WITH THE REGISTRANT'S 1997 ANNUAL MEETING OF SHAREHOLDERS TO BE HELD NOVEMBER 21, 1997, HAVE BEEN INCORPORATED BY REFERENCE INTO PART III OF THIS FORM 10-K. SUCH PROXY STATEMENT WILL BE FILED ON OR ABOUT OCTOBER 28, 1997.

================================================================================

                                    PART 1.

ITEM 1. BUSINESS

GENERAL

     Sun Coast Industries, Inc. ("Sun Coast" or the "Company") manufactures and sells plastic closures, lids and melamine and urea resins and compounds. The Resins and Compounds Division manufactures melamine and urea resins and compounds, which it supplies to other manufacturers and has used in producing its own consumer products and foodservice products. The Closures Division manufactures linerless, foil or foam lined and tamper-evident plastic closures and lids. These closures are used in the U.S. for bottling and packaging of food, beverage, chemical and pharmaceutical products. The Consumer Products and Foodservice Tableware Divisions, which are being discontinued (see Note 2 of Notes to the Consolidated Financial Statements), manufacture compression molded melamine dinnerware and injection molded plastic drinkware and other household products, which the Company sells to U.S., Canadian and Mexican retail and commercial markets.

CONTINUING OPERATIONS:

RESINS AND COMPOUNDS DIVISION

     Sun Coast manufactures melamine and urea resins and molding compounds at its facilities in Dallas, Texas, and Murfreesboro, Tennessee. Sun Coast believes that its proprietary formulations and technical expertise enable it to provide consistently high quality chemical products. The Company sells these products directly to its customers, which use them as raw materials in their own manufacturing processes. Sun Coast is also a leading supplier of melamine resin to manufacturers of decorative laminate, which is used for countertops and tabletops and other furniture and fixture and flooring surfaces. Sun Coast is a leading supplier of urea and melamine molding compounds to U.S. manufacturers of electrical outlet and switch plates.

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

CLOSURES DIVISION

     Sun Coast manufactures linerless, foil or foam lined and tamper-evident plastic closures and lids. The Company markets these products directly, and through distributors and sales representatives, to manufacturers of packaged food, beverages, pharmaceuticals and chemicals. These plastic closures seal food, beverage, pharmaceutical and chemical containers generally made of plastic.

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

DISCONTINUED OPERATIONS:

CONSUMER PRODUCTS AND FOODSERVICE DIVISIONS

     On December 6, 1996, the Company's Board of Directors adopted a formal plan to dispose of its Foodservice and Consumer Products Tableware Divisions, including the Company's subsidiary in Mexico and to consider strategic alternatives related to the on-going business. These divisions have been accounted for as discontinued operations in accordance with Accounting Principles Board Opinion No. 30, which among other provisions, requires the plan of disposal to be carried out within one year. Management believes this is a reasonable time period for the disposal. In February 1997, the Company sold its Foodservice Division and it has plans underway to exit the Consumer Products Tableware Division, either through sale or termination of operations.

     Based on management's assumptions used in determining the estimated loss from the disposal of the Tableware business, the Company recorded a provision of $4.9 million, net of income taxes, in the fiscal year ended June 30, 1997. This loss consisted of the estimated net loss on the sale of the Foodservice Division and estimated net loss on the exit of the Consumer Products Tableware Division of approximately $4.0 million, net of income taxes, as well as estimated operating losses during the period required to dispose of the divisions of approximately $0.9 million, net of income taxes.

     Sales for the divisions for the five months of fiscal 1997 prior to the December 6th Board's decision to discontinue these operations were $7.7 million. Sales for the twelve month periods ended June 30, 1995 and 1996 were $24.5 and $21.9 million, respectively. Interest expense allocated to the operating losses of the discontinued operations was calculated as the ratio of the discontinued operations net assets to the sum of consolidated net assets and consolidated debt, multiplied by interest expense for the period.

     The net assets of discontinued operations at June 30, 1997 were $7.6 million including an estimated reserve for loss on disposal of $3.3 million. The remaining reserve for loss on disposal is considered adequate at June 30, 1997 to cover estimated future costs of disposal of the Consumer Products Tableware Division.

     See Note 2 of Notes to the Consolidated Financial Statements.

HISTORICAL BACKLOG

     The Company's backlog is comprised of written purchase orders and contracts, substantially all of which are cancelable on short -- generally 30 days -- notice. There is no assurance that some portion of the backlog may not be canceled or that the level of backlog at any particular time is an appropriate indicator of the future operating performance of the Company.

     Backlog for products of the Resins and Compounds Division decreased 2.1% to $3.0 million at June 30, 1997 from $3.1 million at June 30, 1996. This decrease reflects shorter term purchase commitments as customers attempt to manage inventory levels.

     Backlog for products of the Closures Division increased 26.0% to $36.9 million at June 30, 1997 from $29.3 million at June 30, 1996. This increase primarily reflects increased volume of orders from existing customers as well as orders from new customers. Management attributes this increase to the consistency of the Closures Division's product quality and its level of customer service.

     In the Resins and Compounds Division, orders are generally shipped within 30 to 60 days of receipt. In the Closures Division, orders are based primarily on customers' annual estimated needs. Other orders are for specific quantities and some are multi-year. Customer commitments require delivery of a quantity of closures per month for a specific number of months, with seasonal variations. These commitments are generally subject to cancellation at the discretion of the customer on 30 days' notice to the Company; however, longer term contracts do include cancellation penalties. Customer written purchase orders for specific quantities are generally filled as received, either out of inventory or current production.

MAJOR CUSTOMERS

     The Company supplies chemical products for several large customers which may result in one customer accounting for more than 10% of the Company's net sales in a given fiscal year. In fiscal 1997, sales of chemical products to Wilsonart International, Inc. and Eagle Plastics, Inc. accounted for approximately $14.2 million or 21.3% and $10.6 million or 15.9%, of the Company's net sales, respectively.

     The Company has sold chemical products to Wilsonart International, Inc. for more than 20 years on the basis, the Company believes, of quality, service, delivery and price. Wilsonart International, Inc. and Eagle Plastics, Inc. buy through purchase orders issued periodically, which can be discontinued at any time. Management believes that the Company has a good relationship with both Wilsonart International, Inc. and Eagle Plastics, Inc.; however, the loss of either of these customers or a significant portion of its business, would adversely affect the business and financial condition of the Company. See Note 11 of Notes to the Consolidated Financial Statements.

RESEARCH AND DEVELOPMENT

     The Company has research and development laboratories at its principal manufacturing facilities in Texas and Florida, where it continuously tests its products, engages in product application research and endeavors to develop new products to complement those presently offered. The Company employs nine people in research and development, including one Ph.D. and two chemists. Research and development expenditures for fiscal 1995, 1996, and 1997 were $1.1 million, $0.7 million, and $1.2 million, respectively.

RAW MATERIALS

     The principal raw materials used by the Company in manufacturing plastic products and compounds are melamine crystals, urea crystals, styrene acrylonitrile, polypropylene and polyethylene resins, formaldehyde, cellulose fillers, pigments, plasticizers, curing agents and lining material. Historically, these materials have been available in sufficient quantities for the Company's needs; however, during fiscal 1998, the world-wide supply of melamine is not meeting demand causing price increases during the first and second quarters.

     Although the cost of raw materials used in the Company's operations have historically been relatively stable, their prices increased significantly during fiscal 1995 and the first half of fiscal 1996. The most dramatic change was in the prices of formaldehyde, melamine and pulp. These repeated cost increases had a significant impact on gross margin and earnings during fiscal 1995 and fiscal 1996. Costs did decline in the second half of fiscal 1996 improving profitability in fiscal 1997. See additional discussion in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

EMPLOYEES

     At June 30, 1997 Sun Coast had 454 employees, of whom 99 were office or clerical and 355 hourly manufacturing. Local No. 745 of the International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America is the exclusive collective bargaining agent for the approximately 213 hourly manufacturing employees at the Company's Dallas, Texas facility pursuant to a three-year union contract which expires on March 31, 1998. None of the Company's 139 hourly employees at its Sarasota, Florida facility, or the 3 hourly employees at its Murfreesboro, Tennessee facility is represented by a labor union. Management believes that it has a good relationship with its employees.

ITEM 2. PROPERTIES

     The Company owns a 72,000 square foot office, manufacturing and warehouse building and a 74,000 square foot manufacturing and warehouse building in Sarasota, Florida. In Dallas, Texas, it also owns a 348,000 square foot office and manufacturing building and a 75,000 square foot warehouse which is currently underutilized and is listed for sale. At the Florida facilities, the Company manufactures closures. At its Texas facility, the Company manufactures melamine and plastic injection molded consumer products and foodservice products and chemical products. Both Texas facilities and one Florida facility secure the Company's existing bank indebtedness. In Mexico City, Mexico, the Company leases a 32,000 square foot office, manufacturing and warehouse facility under a lease expiring in April 1999 and has entered into a one year renewable lease for 23,000 square feet of additional warehouse space effective July 1, 1995. In Murfreesboro, Tennessee, the Company leases approximately 5,000 square feet of space to manufacture chemical products. The Company believes that, after its sale of the Texas 75,000 square foot warehouse, its properties are adequate for current uses.

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

                                                               HIGH      LOW
                                                              ------    -----
FISCAL 1996
  First Quarter.............................................  $10.38    $6.88
  Second Quarter............................................    9.00     6.63
  Third Quarter.............................................    7.63     4.88
  Fourth Quarter............................................    6.50     4.00
FISCAL 1997
  First Quarter.............................................  $ 5.13    $3.50
  Second Quarter............................................    4.00     2.75
  Third Quarter.............................................    3.75     2.25
  Fourth Quarter............................................    4.63     1.88

     At September 22, 1997, there were approximately 2,245 record holders of the Common Stock.

     The Company has never declared or paid cash dividends on the Common Stock. Management intends to retain any future earnings for the operation and expansion of the Company's business and does not anticipate paying any cash dividends in the foreseeable future. The Company's existing credit facility restricts the Company's ability to pay dividends. See Note 6 of Notes to the Consolidated Financial Statements.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected financial data for the periods from July 1, 1992 until June 30, 1997 are derived from the consolidated financial statements of the Company which have been audited by KPMG Peat Marwick LLP, independent certified public accountants. The data should be read in conjunction with the Consolidated Financial Statements, the related notes and the independent auditors' report, Management's Discussion and Analysis of Financial Condition and Results of Operations and the other financial information included herein.

                                                       FISCAL YEAR ENDED JUNE 30,
                                           ---------------------------------------------------
                                           1993(3)    1994(3)    1995(3)    1996(3)     1997
                                           -------    -------    -------    -------    -------
                                              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
Net sales................................  $46,085    $53,228    $61,455    $58,879    $66,716
Costs and expenses:
  Costs of sales.........................   36,348     41,826     50,606     48,602     53,666
  Selling, general and administrative....    6,630      6,818      9,075      8,314      7,207
  Interest, net..........................      898        858      1,231      1,506      1,932
  Restructuring charge (1)...............       --        642         --         --         --
                                           -------    -------    -------    -------    -------
                                            43,876     50,144     60,912     58,422     62,805
                                           -------    -------    -------    -------    -------
  Income from continuing operations
     before income taxes.................    2,209      3,084        543        457      3,911
  Provision for income taxes.............      842        889        282        261      1,571
                                           -------    -------    -------    -------    -------
Income from continuing operations........    1,367      2,195        261        196      2,340
Discontinued operations:(2)
  Income (loss) from discontinued
     operations, net of income taxes.....    2,322      1,069        784     (2,011)      (819)
  Loss on disposal of discontinued
     operations, net of income taxes.....       --         --         --         --     (4,855)
                                           -------    -------    -------    -------    -------
          Net income (loss)..............  $ 3,689    $ 3,264    $ 1,045    $(1,815)   $(3,334)
                                           =======    =======    =======    =======    =======
Net income (loss) per common share:
  Continuing operations..................      .34        .54        .06    $   .05    $   .58
  Discontinued operations................      .59        .27        .20       (.50)     (1.40)
                                           -------    -------    -------    -------    -------
Net income (loss) per common share.......  $   .93    $   .81(1) $   .26    $  (.45)   $  (.82)
                                           =======    =======    =======    =======    =======

                                                       FISCAL YEAR ENDED JUNE 30,
                                           ---------------------------------------------------
                                           1993(3)    1994(3)    1995(3)    1996(3)     1997
                                           -------    -------    -------    -------    -------
BALANCE SHEET DATA:
Working capital (deficit)................  $ 7,119    $12,760    $19,022    $(6,141)   $ 2,084
Total assets.............................   36,165     48,213     54,670     53,494     45,296
Long-term debt...........................   12,885     19,685     26,464      2,522     13,455
Stockholders' equity.....................   12,107     15,482     16,773     14,844     11,793

---------------

(1) During the second quarter of fiscal 1994, the Company recorded a restructuring charge related to a reduction in its work force and the consolidation of certain corporate functions.

(2) During the second quarter of fiscal 1997, the Company adopted a plan to dispose of its Foodservice and Consumer Products Divisions including the Company's foreign subsidiary in Mexico. A loss of $4,855,000, net of income taxes, was recorded. See Note 2 of the Notes to the Consolidated Financial Statements.

(3) Data for the years ended June 30, 1993, 1994, 1995 and 1996 have been restated to present separately the results of continuing and discontinued operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of the results of operations and financial condition should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Report.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, items from the consolidated statements of operations as a percentage of sales:

                                                              FISCAL YEAR ENDED JUNE 30,
                                                              --------------------------
                                                               1995      1996      1997
                                                              ------    ------    ------
Net sales...................................................   100.0%   100.0%     100.0%
Costs and expenses:
  Costs of sales............................................    82.3      82.5      80.4
  Selling, general and administrative.......................    14.8      14.1      10.8
  Interest, net.............................................     2.0       2.6       2.9
                                                               -----     -----     -----
                                                                99.1      99.2      94.1
                                                               -----     -----     -----
  Income from continuing operations before income taxes.....     0.9       0.8       5.9
  Provision for income taxes................................     0.5       0.5       2.4
                                                               -----     -----     -----
          Income from continuing operations.................     0.4       0.3       3.5
  Income (loss) from discontinued operations, net of income
     taxes..................................................     1.3      (3.4)     (1.2)
  Loss on disposal of discontinued operations, net of income
     taxes..................................................      --        --      (7.3)
                                                               -----     -----     -----
          Net income (loss).................................     1.7%     (3.1)%    (5.0)%
                                                               =====     =====     =====

RESULTS OF OPERATIONS FOR FISCAL 1997 COMPARED TO FISCAL 1996

     Net sales increased 13.3% to $66.7 million during 1997 from $58.9 million in 1996. Closure Division's sales increased 5.0% to $28.9 million in 1997 from $27.6 million in 1996 and Resins and Compounds Division's sales increased 20.6% to $37.8 million in 1997 from $31.3 million in 1996 both due to increased customer orders, certain of which are non-recurring in the Resins and Compounds Division.

     Cost of sales as a percentage of sales decreased to 80.4% in 1997 from 82.5% in 1996. This improvement in gross margin was due primarily to the increased sales volume and decreased raw material prices. Additional overhead may be charged to the Resins and Compounds Division in the future due to the shutdown of the Consumer Products and Foodservice Tableware Divisions; however, it is too early to predict the impact on future cost of sales.

     Selling, general and administrative expense ("SG&A") decreased 13.3% to $7.2 million in 1997 from $8.3 million in 1996. The reduction in SG&A in 1997 is primarily due to a non-recurring severance payment made to the former President of the Company in February 1996, and other related expenses.

     Despite lower average borrowings during the year, interest expense increased 28.3% from 1996 to 1997 primarily due to an increase in interest rates with new bank financing completed in January 1997. The average outstanding borrowings during 1997 were $25.5 million compared to an average of $29.5 million in 1996.

     Income from continuing operations was $2.3 million ($0.58 per share) in fiscal 1997 versus income from continuing operations of $0.2 million ($0.05 per share) in fiscal 1996. This increase is primarily due to increased sales volumes in fiscal 1997 and the severance payments in fiscal 1996, discussed above.

RESULTS OF OPERATIONS FOR FISCAL 1996 COMPARED TO FISCAL 1995

     Total sales decreased 4.2% to $58.9 million during 1996 from $61.5 million in 1995. Substantially all of this decrease occurred in the first half of the year and related principally to volume declines in response to the Company's effort to pass through raw material cost increases on the Company's product lines. Sales in the Resins and Compounds Division decreased 10.3% to $31.3 million in 1996 from $34.9 million in 1995. The decrease in Resins and Compounds Division sales was due to volume decreases as customers declined to accept price increases and instead used the opportunity to reduce their own inventory levels as their markets weakened. Sales in the Closures Division increased 3.8% to $27.6 million in 1996 from $26.5 million in 1995, resulting from price increases and the addition of new products and customers.

     Cost of sales as a percentage of sales increased to 82.5% in 1996 from 82.3% in 1995. The decline in gross margin was the result of raw material price increases and related volume declines as customers resisted price pass-throughs from the increased costs of raw materials.

     Selling, general and administrative expense ("SG&A") decreased 8.4% to $8.3 million in 1996 from $9.1 million in 1995. The decrease is attributed to the overall decline in sales volumes.

     Interest expense increased 22.3% from 1995 to 1996 due to increased borrowings and higher interest rates near the end of fiscal 1996. The average outstanding borrowings during 1996 were $29.5 million compared to an average of $25.9 million in 1995.

LIQUIDITY AND CAPITAL RESOURCES

     Management reviews the Company's working capital, accounts receivable and relationship of debt to equity on a continuing basis. The Company's growth has been financed through long-term debt financing and cash generated from operations. During fiscal 1997, the Company repaid net borrowings by $9.9 million. Cash flow from continuing operations generated $13.0 million.

     Capital expenditures for fiscal 1997 were $4.0 million including approximately $2 million for the purchase, in January 1997, of a second facility to expand capacity in the Closures Division in Florida. Anticipated future capital additions should approximate $3 million during fiscal 1998.

     At June 30, 1997, the Company's cash and cash equivalents were $0.3 million and working capital was $2.1 million. In addition, the Company had total long-term debt outstanding of $19.3 million (including current portion), with a weighted average interest rate at June 30, 1997 of 9.5%.

     In January 1997, the Company refinanced its existing debt with a new lender to provide a total credit facility of $30 million in borrowings secured by substantially all the assets of the Company. The facility provides for borrowings under three separate arrangements -- (i) a term loan in an aggregate principal amount of $10 million payable in monthly installments through January 31, 2000, (ii) a second term loan in an aggregate principle amount of $5 million payable in monthly installments beginning January 1, 1998 through January 31, 2000, and (iii) a $15.0 million revolving loan, due January 31, 2000. As of June 30, 1997, outstanding borrowings under the credit facility included $13.7 million under the two term loans and $3.6 million under the revolving credit line. At June 30, 1997 based on the Company's borrowing formula, incremental borrowing availability was approximately $7.6 million under the revolving credit line. The credit facility provides for the issuance of up to $2.0 million of letters of credit, subject to the borrowing availability under the revolving credit line. The loan agreement contains various covenants, including maintaining certain financial ratios and tests, limitations on the issuance of debt and the amount of capital expenditures, capital leases, investments and dividends. The primary financial covenants include quarter end calculations of net worth, working capital and fixed charge coverage and a limitation on annual capital expenditures.

     The Company's plan to discontinue its Tableware business should not have an overall material impact on liquidity. Certain cash proceeds were received from the sale of its Foodservice Division and there were offsetting cash needs related to severance, relocation and other costs of discontinuing the Consumer Products Division. The majority of costs related to the discontinuation of the tableware business are non-cash.

     Management believes internally generated funds and proceeds from sale of assets should be adequate to meet future debt repayments and capital expenditure needs.

     The Company's Mexican subsidiary, included in discontinued operations, is subject to currency risk to the extent its net assets, denominated in pesos, are devalued against the U.S. dollar.

INFLATION

     The effect of inflation on operating costs has been minimal in prior years. However, the cost of raw materials used in the Company's operations increased significantly during 1995 and early 1996. These increased raw material costs had a material impact upon the Company's gross margin and earnings during fiscal 1995 and 1996. While some raw materials experienced declines in price in fiscal 1997 helping overall profitability, the overall future impact is not predictable at this time. Currently, the world-wide supply of melamine is not meeting demand causing price increases in the first two quarters of 1998.

AUTHORITATIVE PRONOUNCEMENTS

     The Financial Accounting Standards Board has issued Statements of Financial Accounting Standards No. 128 "Earnings per Share," No. 129 "Disclosure of Information about Capital Structure," No. 130 "Reporting Comprehensive Income" and No. 131 "Disclosures about Segments of an Enterprise and Related Information." Statements 128 and 129 are required to be adopted in fiscal 1998 and Statements 130 and 131 are required to be adopted in fiscal 1999. Statement 128 requires the disclosure of basic and diluted earnings per share, which measures are not expected to differ significantly from the primary and fully diluted earnings per share presently disclosed. Statement 130 will require the Company to report comprehensive income and its components with the same prominence as other financial statements. Statements 129 and 131 are not expected to significantly change the Company's current disclosures.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements and schedule of the Company as of June 30, 1996 and 1997, and for each of the years in the three-year period ended June 30, 1997, are included as part of this report beginning on Page F-1 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                   PART III.

     Portions of the registrant's definitive proxy statement prepared for use in connection with the 1997 Annual Meeting of shareholders to be held November 21, 1997, dated on or about October 28, 1997, have been incorporated by reference as listed below. The proxy is expected to be filed with the Securities and Exchange Commission on or about October 28, 1997.

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

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

A. CONSOLIDATED FINANCIAL STATEMENTS

1.   Consolidated Financial Statements
     Independent Auditors' Report................................   F-2
     Consolidated Balance Sheets, June 30, 1996 and 1997.........   F-3
     Consolidated Statements of Operations, Years Ended June 30,
     1995, 1996, and 1997........................................   F-4
     Consolidated Statements of Cash Flows, Years Ended June 30,
     1995, 1996 and 1997.........................................   F-5
     Consolidated Statements of Stockholders' Equity, Years Ended
     June 30, 1995, 1996
     and 1997....................................................   F-6
     Notes to Consolidated Financial Statements..................   F-7
2.   Consolidated Financial Statement Schedule II
     -- Valuation and Qualifying Accounts and Reserves...........  F-18

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

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Sun Coast Industries, Inc.:

     We have audited the accompanying consolidated balance sheets of Sun Coast Industries, Inc. and subsidiaries as of June 30, 1996 and 1997, and the related consolidated statements of operations, cash flows and stockholders' equity for each of the years in the three-year period ended June 30, 1997. In connection with our audits of the consolidated financial statements, we have also audited the accompanying financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sun Coast Industries, Inc. and subsidiaries as of June 30, 1996 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                            KPMG Peat Marwick LLP

Dallas, Texas
August 22, 1997

                  SUN COAST INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN THOUSANDS, EXCEPT PAR VALUE)

                                     ASSETS

                                                                   JUNE 30,
                                                              ------------------
                                                               1996       1997
                                                              -------    -------
Current assets:
  Cash and cash equivalents.................................  $ 1,778    $   324
  Accounts receivable, net of allowance for doubtful
     accounts of $76 in 1996 and $170 in 1997...............    8,451      8,273
  Inventories (Note 3)......................................    5,397      4,358
  Other current assets......................................      417        112
  Net assets of discontinued operations (Note 2)............   12,704      7,580
                                                              -------    -------
          Total current assets..............................   28,747     20,647
Property, plant and equipment, net (Note 4).................   23,113     22,466
Intangible assets, net......................................      251        253
Deferred income taxes (Note 7)..............................       13         96
Other assets................................................    1,370      1,834
                                                              -------    -------
                                                              $53,494    $45,296
                                                              =======    =======
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $ 5,266    $ 5,485
  Accrued expenses (Note 5).................................    2,863      7,214
  Current portion of long-term debt (Note 6)................   26,759      5,864
                                                              -------    -------
          Total current liabilities.........................   34,888     18,563
Long-term debt, exclusive of current portion (Note 6).......    2,522     13,455
Deferred income taxes (Note 7)..............................    1,240      1,485
COMMITMENTS AND CONTINGENCIES (Note 12)
Stockholders' equity:
  Common stock, $.01 par value; 40,000,000 shares
     authorized: 4,017,629 issued and 4,004,229 outstanding
     in 1996; and 4,117,629 issued and 4,104,229 outstanding
     in 1997................................................       40         41
  Additional paid-in capital................................   11,339     11,621
  Treasury stock, 13,400 shares at cost.....................     (153)      (153)
  Retained earnings.........................................    3,618        284
                                                              -------    -------
          Total stockholders' equity........................   14,844     11,793
                                                              -------    -------
                                                              $53,494    $45,296
                                                              =======    =======

          See accompanying Notes to Consolidated Financial Statements.

                  SUN COAST INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  YEARS ENDED JUNE 30,
                                                              ----------------------------
                                                               1995       1996      1997
                                                              -------    -------   -------
Continuing operations:
  Net sales.................................................  $61,455    $58,879   $66,716
                                                              -------    -------   -------
  Costs and Expenses:
     Costs of sales.........................................   50,606     48,602    53,666
     Selling, general and administrative....................    9,075      8,314     7,207
     Interest, net..........................................    1,231      1,506     1,932
                                                              -------    -------   -------
                                                               60,912     58,422    62,805
                                                              -------    -------   -------
Income from continuing operations before provision for
  income taxes..............................................      543        457     3,911
Provision for income taxes..................................      282        261     1,571
                                                              -------    -------   -------
  Income from continuing operations.........................      261        196     2,340
Discontinued operations: (Note 2)
  Income (loss) from discontinued operations, net of income
     taxes of $461, $(1,078) and $(405), respectively.......      784     (2,011)     (819)
  Loss on disposal of discontinued operations, net of income
     taxes of $2,987........................................       --         --    (4,855)
                                                              -------    -------   -------
          Net income (loss).................................  $ 1,045    $(1,815)  $(3,334)
                                                              =======    =======   =======
Net income (loss) per common share:
  Continuing operations.....................................  $  0.06    $  0.05   $  0.58
  Discontinued operations...................................     0.20      (0.50)    (1.40)
                                                              -------    -------   -------
Net income (loss) per common share..........................  $  0.26    $ (0.45)  $ (0.82)
                                                              =======    =======   =======

          See accompanying Notes to Consolidated Financial Statements.

                  SUN COAST INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                   YEARS ENDED JUNE 30,
                                                              ------------------------------
                                                               1995       1996        1997
                                                              -------    -------    --------
Cash flows from operating activities:
  Net income (loss).........................................  $ 1,045    $(1,815)   $ (3,334)
  Adjustments to reconcile net income (loss):
     (Income) loss from discontinued operations.............     (784)     2,011         819
     Loss on disposal of discontinued operations............       --         --       4,855
     Depreciation and amortization..........................    3,640      4,247       4,579
     Deferred income taxes..................................      673       (900)        162
     Gain on sale of property, plant and equipment..........       --         --        (119)
     Provision (credit) for doubtful accounts...............       14        (36)         94
     Changes in assets and liabilities:
       Accounts receivable..................................      244     (2,905)         84
       Inventories, net.....................................   (1,616)     2,088       1,039
       Other current assets.................................      775        (30)        305
       Intangible and other assets..........................     (378)        15         (48)
       Accounts payable and accrued expenses................   (3,521)     1,511       4,570
                                                              -------    -------    --------
          Net cash provided by continuing operations........       92      4,186      13,006
          Net cash used by discontinued operations..........   (3,064)      (840)     (2,654)
                                                              -------    -------    --------
          Net cash provided (used) by operating
            activities......................................   (2,972)     3,346      10,352
                                                              -------    -------    --------
Cash flows from investing activities:
  Capital expenditures......................................   (6,062)    (2,819)     (3,958)
  Proceeds from dispositions of property, plant and
     equipment..............................................       --         --         660
  Proceeds from disposal of discontinued operations.........       --         --       2,104
                                                              -------    -------    --------
       Net cash used in investing activities................   (6,062)    (2,819)     (1,194)
                                                              -------    -------    --------
Cash flows from financing activities:
  Net proceeds (repayments) of revolving credit line........    2,685      1,640      (9,432)
  Proceeds from long-term debt..............................    8,384      2,386      15,800
  Repayment of long-term debt...............................   (3,085)    (3,867)    (16,312)
  Debt issue costs..........................................       --         --        (668)
  Issuance of common stock..................................      246         72          --
                                                              -------    -------    --------
       Net cash provided (used) by financing activities.....    8,230        231     (10,612)
                                                              -------    -------    --------
Change in cash and cash equivalents.........................     (804)       758      (1,454)
Cash and cash equivalents at beginning of year..............    1,824      1,020       1,778
                                                              -------    -------    --------
Cash and cash equivalents at end of year....................  $ 1,020    $ 1,778    $    324
                                                              =======    =======    ========

              See Notes 1, 6, and 7 for supplementary disclosures.
          See accompanying Notes to Consolidated Financial Statements.

                  SUN COAST INDUSTRIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        THREE YEARS ENDED JUNE 30, 1997
                             (DOLLARS IN THOUSANDS)

                                          COMMON STOCK      ADDITIONAL                             TOTAL
                                       ------------------    PAID-IN     TREASURY   RETAINED   STOCKHOLDERS'
                                        SHARES     AMOUNT    CAPITAL      STOCK     EARNINGS      EQUITY
                                       ---------   ------   ----------   --------   --------   -------------
At June 30, 1994.....................  3,974,314    $40      $11,054         --     $ 4,388       $15,482
Exercise of options..................     31,315     --          246         --          --           246
Net income...........................         --     --           --         --       1,045         1,045
                                       ---------    ---      -------      -----     -------       -------
At June 30, 1995.....................  4,005,629     40       11,300         --       5,433        16,773
Exercise of options..................     12,000     --           72         --          --            72
Employee loan for options............         --     --          (33)        --          --           (33)
Treasury stock transaction...........    (13,400)    --           --       (153)         --          (153)
Net loss.............................         --     --           --         --      (1,815)       (1,815)
                                       ---------    ---      -------      -----     -------       -------
At June 30, 1996.....................  4,004,229     40       11,339       (153)      3,618        14,844
Issuance of common stock for debt
  refinancing (Note 6)...............    100,000      1          282         --          --           283
Net loss.............................         --     --           --         --      (3,334)       (3,334)
                                       ---------    ---      -------      -----     -------       -------
At June 30, 1997.....................  4,104,229    $41      $11,621      $(153)    $   284       $11,793
                                       =========    ===      =======      =====     =======       =======

          See accompanying Notes to Consolidated Financial Statements.

                  SUN COAST INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED JUNE 30, 1995, 1996 AND 1997

NOTE 1 -- THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

     Sun Coast Industries, Inc. (the "Company") manufactures and sells plastic closures, lids and melamine and urea resins and compounds. The Resins and Compounds Division manufactures melamine and urea resins and compounds, which it supplies to other manufacturers and uses in producing its own consumer products and foodservice products. The Closures Division manufactures linerless, foil or foam lined and tamper-evident plastic closures and lids. These closures are used in the U.S. for bottling and packaging of food, beverage, chemical and pharmaceutical products. The Consumer Products and Foodservice Divisions, which are being discontinued (see Note 2), manufacture compression molded melamine dinnerware and injection molded plastic drinkware and other houseware products, which the Company sells to U.S., Canadian and Mexican retail and commercial markets.

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

INVENTORIES

     Inventories are valued at the lower of cost or market, with cost determined utilizing the first-in, first-out (FIFO) method. See Note 3.

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

GOODWILL

     Goodwill, which represents the excess of purchase price over fair value of net identifiable assets acquired, is amortized on a straight-line basis over the expected periods to be benefited, ranging from 5-20 years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

                  SUN COAST INDUSTRIES, INC. AND SUBSIDIARIES

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

ADVERTISING COSTS

     The Company expenses the costs of advertising as incurred, except for direct-response advertising and catalog costs which are capitalized and amortized over their expected periods of future benefit (generally six months). Direct response advertising and catalog costs consist primarily of printing and contract services for catalogs to market the Company's products. Advertising expense for fiscal years 1995, 1996 and 1997 was $212,000, $97,000 and $14,000, respectively.

INCOME TAXES

     Deferred income taxes are provided for temporary differences between financial and tax reporting. Income taxes are provided for taxes currently payable based on taxable income (loss). The principal temporary differences are described in Note 7.

STOCK OPTION PLAN

     Prior to July 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On July 1, 1996, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in fiscal 1996 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No.
123. See Note 8.

ENVIRONMENTAL COSTS

     A liability for environmental assessments and/or cleanup is accrued when it is probable a loss has been incurred and is estimable. No significant liability exists at June 30, 1997.

NET INCOME (LOSS) PER COMMON SHARE

     Net income (loss) per common share is computed by dividing net income
(loss) by the weighted average number of common shares outstanding during each year after giving effect to stock options and warrants considered to be dilutive common stock equivalents. The weighted average number of common shares

                  SUN COAST INDUSTRIES, INC. AND SUBSIDIARIES outstanding was 4,076,792 in 1995, 4,005,394 in 1996 and 4,045,713 in 1997.
Primary and fully diluted net income (loss) per common share amounts are the same.

REVENUE RECOGNITION

     Sales are recognized when the product is shipped. Sales are shown net of returns and allowances.

RESEARCH AND DEVELOPMENT

     Research and development costs associated with new product development, application and testing are expensed as incurred. Research and development costs amounted to $1,086,000, $733,000 and $1,222,000 in fiscal years 1995, 1996 and
1997 respectively.

STATEMENTS OF CASH FLOWS

     For purposes of the statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents at June 30, 1996 and 1997 were not significant. Noncash capital lease financing transactions totaled $121,000 in fiscal 1995 and $265,000 in fiscal 1997 and a noncash treasury stock transaction totaled $153,000 in fiscal 1996. Common stock issued in conjunction with debt refinancing was valued at $283,000 in fiscal 1997 (See Note 6). See Note 12 for additional noncash transactions.

NOTE 2 -- DISCONTINUED OPERATIONS

     On December 6, 1996, the Company's Board of Directors adopted a formal plan to dispose of its Foodservice and Consumer Products Tableware Divisions including the Company's foreign subsidiary in Mexico and to consider strategic alternatives related to the on-going business. These divisions have been accounted for as discontinued operations in accordance with Accounting Principles Board Opinion No. 30, which among other provisions, requires the plan of disposal to be carried out within one year. Management believes this is a reasonable time period for the disposal. In February 1997, the Company sold its Foodservice Division for cash proceeds of $2,104,000 and it has plans underway to exit the Consumer Products Tableware Division, either through sale or termination of operations.

     Based on management's assumptions used in determining the estimated gain or loss from the disposal of the tableware business, the Company recorded a provision of $4,855,000, net of income taxes, for the loss on disposal of the discontinued business in the fiscal year ended June 30, 1997. This loss on disposal of discontinued operations resulted from the estimated net loss on the sale of the Foodservice Division and estimated net loss on the exit of the Consumer Products Tableware Division of approximately $3,997,000, net of income taxes, as well as estimated operating losses during the period required to dispose of the divisions of approximately $858,000, net of income taxes.

     Sales of the divisions for the five months of fiscal 1997 prior to the December 6th Board's decision to discontinue these operations were $7,678,000. Sales for the twelve month periods ended June 30, 1995 and 1996 were $24,532,000 and $21,911,000, respectively. Interest expense allocated to the operating losses of the discontinued operations was calculated as the ratio of the discontinued operations net assets to the sum of consolidated net assets and consolidated debt, multiplied by interest expense for the period.

     The remaining reserve for loss on disposal is considered adequate at June 30, 1997, to cover estimated future costs of disposal of the Consumer Products Tableware Division.

                  SUN COAST INDUSTRIES, INC. AND SUBSIDIARIES

     The net assets of discontinued operations are summarized as follows:

                                                              JUNE 30,    JUNE 30,
                                                                1996        1997
                                                              --------    --------
                                                                ($ IN THOUSANDS)
Current assets..............................................  $ 8,701     $ 6,401
Plant, property and equipment...............................    5,598       4,117
Intangible and other assets.................................      690         503
Current liabilities.........................................     (393)       (280)
Accrued expenses............................................      (72)       (870)
Long term debt..............................................   (1,000)     (1,000)
Deferred taxes..............................................   (1,488)      1,309
Foreign currency translation................................      668         737
Provision for estimated loss on disposal....................       --      (3,337)
                                                              -------     -------
Net assets of discontinued operations.......................  $12,704     $ 7,580
                                                              =======     =======

NOTE 3 -- INVENTORIES

                                                               1996       1997
                                                              -------    -------
                                                                (IN THOUSANDS)
Raw materials...............................................  $ 2,831    $ 2,438
Work-in-process.............................................      326        111
Finished goods..............................................    2,799      2,443
                                                              -------    -------
                                                                5,956      4,992
Obsolescence reserve........................................     (559)      (634)
                                                              -------    -------
                                                              $ 5,397    $ 4,358
                                                              =======    =======

NOTE 4 -- PROPERTY, PLANT AND EQUIPMENT

                                                                1996        1997
                                                              --------    --------
                                                                 (IN THOUSANDS)
Land........................................................  $    634    $    824
Buildings...................................................     6,862       7,962
Machinery and equipment.....................................    20,932      22,203
Machinery and equipment under capital leases................       378         378
Molds.......................................................     8,491       9,061
Furniture and fixtures, leasehold improvements and other....     6,111       6,405
                                                              --------    --------
                                                                43,408      46,833
Less accumulated depreciation and amortization..............   (20,295)    (24,367)
                                                              --------    --------
                                                              $ 23,113    $ 22,466
                                                              ========    ========

     Accumulated amortization of machinery and equipment under capital leases was $267,000 and $343,000 at June 30, 1996 and 1997, respectively.

                  SUN COAST INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 5 -- ACCRUED EXPENSES

                                                               1996       1997
                                                              -------    -------
                                                                (IN THOUSANDS)
Salaries and other benefits.................................  $ 1,139    $ 1,207
Property taxes payable......................................      452        462
Income taxes payable........................................       --      4,317
Other.......................................................    1,272      1,228
                                                              -------    -------
                                                              $ 2,863    $ 7,214
                                                              =======    =======

NOTE 6 -- LONG-TERM DEBT

                                                                1996        1997
                                                              --------    ---------
                                                                 (IN THOUSANDS)
Term loan...................................................  $  5,818    $  13,742
Revolving credit line.......................................    12,659        3,643
Capital expenditures term loan..............................     8,437           --
Industrial development revenue bonds........................     2,175        2,025
Capitalized lease obligations...............................       192          178
                                                              --------    ---------
                                                                29,281       19,588
Less debt issue costs.......................................        --         (269)
Less current portion........................................   (26,759)      (5,864)
                                                              --------    ---------
                                                              $  2,522    $  13,455
                                                              ========    =========

     On January 31, 1997, the Company refinanced its existing debt with a new lender to provide a total credit facility of $30 million in borrowings secured by substantially all the assets of the Company. The facility provides for borrowings under three separate arrangements -- (i) a term loan in an aggregate principal amount of $10 million payable in monthly installments through January 31, 2000, (ii) a second term loan in an aggregate principal amount of $5 million payable in monthly installments beginning January 1, 1998 through January 31, 2000, and (iii) a $15.0 million revolving loan, due January 31, 2000. As of June 30, 1997, outstanding borrowings under the credit facility included $13.7 million under the two term loans, and $3.6 million under the revolving credit line. At June 30, 1997, based on the Company's borrowing formula incremental borrowing availability was approximately $7.6 million under the revolving credit line. The credit facility provides for the issuance of up to $2.0 million of letters of credit, subject to the borrowing availability under the revolving credit line. The loan agreement contains various covenants, including maintaining certain financial ratios and tests, limitation on the issuance of debt and the amount of capital expenditures, capital leases, investments and dividends. The primary financial covenants include quarter end calculations of leverage and fixed charge coverage and a limitation on annual capital expenditures. In conjunction with the refinancing, the Company issued 100,000 shares of its common stock to the new lender.

     As the Company is currently in compliance with the loan covenants on its new debt, the Company has classified its outstanding debt as current or long term based upon its scheduled maturity obligations.

     The industrial development revenue bonds were used to finance the cost of a production and office facility (completed during 1988) and certain machinery in Florida. The bonds bear interest at 78% of prime, are payable in monthly installments of $12,500 through 2011, and are secured by the underlying facility and equipment. The weighted average interest rate on all outstanding debt at June 30, 1997 was 9.5%.

     The estimated fair value of the Company's debt approximates the carrying value at June 30, 1996 and 1997. Interest paid (net of $206,000 and $53,000 capitalized in 1996 and 1997, respectively) amounted to $1,692,000 in 1995, and $1,801,000 in 1996 and $1,735,000 in 1997.

                  SUN COAST INDUSTRIES, INC. AND SUBSIDIARIES

     Scheduled debt maturities (excluding capital lease obligations) subsequent to June 30, 1997 are as follows: $5,833,000 in 1998, $3,030,000 in 1999,
$8,972,000 in 2000, $150,000 in 2001, $150,000 in 2002 and $1,275,000
thereafter.

NOTE 7 -- INCOME TAXES

     The provision (benefit) for income taxes consists of the following:

                                                          1995      1996       1997
                                                          -----    -------    -------
                                                                (IN THOUSANDS)
Current:
  Federal...............................................  $(348)   $ 1,101    $   942
  State.................................................    (43)        60        467
                                                          -----    -------    -------
                                                           (391)     1,161      1,409
Deferred federal and state..............................    673       (900)       162
                                                          -----    -------    -------
                                                          $ 282    $   261    $ 1,571
                                                          =====    =======    =======
Income taxes paid (refunded)............................  $ 967    $  (496)   $  (683)
                                                          =====    =======    =======

     A reconciliation of the federal statutory tax rate with the effective tax rate follows:

                                                              1995    1996     1997
                                                              ----    -----    ----
Statutory tax rate..........................................  34.0%    34.0%   34.0%
  State income taxes, net of federal income tax benefit.....  11.1      2.8     5.0
  Goodwill write-off and amortization.......................  11.9      1.2     0.7
  Meals and entertainment...................................   2.5      9.6     0.5
  Other.....................................................  (7.6)     9.4      --
                                                              ----    -----    ----
Effective tax rate..........................................  51.9%    57.0%   40.2%
                                                              ====    =====    ====

     The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities follow:

                                                               1996       1997
                                                              -------    -------
                                                                (IN THOUSANDS)
Deferred tax assets:
  Allowance for doubtful accounts...........................  $    29    $    65
  Accrued expenses..........................................      312        277
  Inventories...............................................      177        328
  AMT credit carryforward...................................      311         --
                                                              -------    -------
          Total gross deferred tax assets...................      829        670
                                                              -------    -------
Deferred tax liabilities:
  Property, plant and equipment.............................   (1,218)    (1,485)
  Inventories...............................................     (732)      (531)
  Other.....................................................     (106)       (43)
                                                              -------    -------
          Total gross deferred tax liabilities..............   (2,056)    (2,059)
                                                              -------    -------
          Net deferred tax liability........................  $(1,227)   $(1,389)
                                                              =======    =======

     No valuation allowance related to deferred tax assets was necessary for any of the periods presented as management believes it is more likely than not that such deferred tax assets will be realized.

                  SUN COAST INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 8 -- STOCKHOLDERS' EQUITY

STOCK WARRANTS

     The Company has outstanding warrants at June 30, 1997 to purchase 115,884 shares of common stock at $12.94 per share which were issued in connection with obtaining financing for the purchase of a subsidiary. The warrants are exercisable through 2002 and contain antidilution provisions which cause both the number of warrants and the exercise price to change as certain events occur.

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

     No future grants will be made under the Company's previous incentive stock option plans. At June 30, 1997, previously granted options for 134,700 shares remain outstanding under these plans. The per share weighted average fair value of stock options granted during 1996 and 1997 was $3.36 and $2.68 on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions: 1996 -- expected volatility 59.8%, expected dividend yield of 0.0%, risk-free interest rate of 6.6% and an expected life of 7 years;
1997 -- expected volatility 61.0%, expected dividend yield of 0.0%, risk-free interest rate of 6.5% and an expected life of 7 years.

     Transactions in stock options under these plans are summarized as follows:

                                                             SHARES     WEIGHTED AVERAGE
                                                            --------    ----------------
Options outstanding at June 30, 1994......................   408,800         $10.75
  Options granted.........................................    46,000          10.55
  Options exercised.......................................   (31,315)          8.22
  Options terminated......................................       (80)          9.40
                                                            --------
Options outstanding at June 30, 1995......................   423,405          10.92
  Options granted.........................................   122,000           5.05
  Options exercised.......................................   (12,000)          5.98
  Options terminated......................................  (154,700)         11.20
                                                            --------
Options outstanding at June 30, 1996......................   378,705           8.96
  Options granted.........................................    54,750           3.97
  Options terminated......................................   (49,200)         14.66
                                                            --------
Options outstanding at June 30, 1997......................   384,255         $ 7.52
                                                            ========

     At June 30, 1997, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $3.37-$15.00 and 1.24 years, respectively.

     At June 30, 1997 and 1996, the number of options exercisable was 189,205 and 194,205, respectively, and the weighted-average exercise price of those options was $8.79 and $10.05, respectively.

                  SUN COAST INDUSTRIES, INC. AND SUBSIDIARIES

     The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss and loss per common share would have been adjusted to the pro forma amounts indicated below (dollars in thousands, except per share data):

                                                                      1996       1997
                                                                     -------    -------
Net loss............................................  As reported    $(1,815)   $(3,334)
                                                      Pro forma       (1,825)    (3,416)
Net loss per common share...........................  As reported    $ (0.45)   $ (0.82)
                                                      Pro forma        (0.45)     (0.84)

     Pro forma net income reflects only options granted in 1996 and 1997. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss and loss per common share amounts presented above because compensation cost is reflected over the options' vesting period of 5 years and compensation cost for options granted prior to July 1, 1995 is not considered.

STOCKHOLDER RIGHTS PLAN

     On June 6, 1995, the Company adopted a Stockholder Rights Plan as amended on December 5, 1995 and, in connection with such plan, declared a dividend distribution of one right for each outstanding share of the Company's $0.01 par value common stock, payable on July 6, 1995 to stockholders of record on that date. Each right entitles the stockholders to buy from the Company one share of common stock at a price of $50.00 per share. The rights will not be exercisable or separable from the common stock until ten business days after a party acquires beneficial ownership of 15% or more of the Company's common stock or announces a tender offer for at least 15% of its outstanding common stock. The Plan excludes James M. Hoak from causing the rights to become exercisable until such time as Mr. Hoak, together with certain affiliated and associated persons, collectively own 20% or more of the Company's common stock.

     In the event the Company is acquired in a merger or other business combination transaction, at any time after a person or group has acquired beneficial ownership of 15% or more (or, in the case of Mr. Hoak, 20% or more) of the Company's common stock, each right will entitle its holder to purchase, at the right's then current exercise price, that number of acquiring company's common shares having a market value of two times the exercise price of the right. If any person or group acquires beneficial ownership of 15% or more (or, in the case of Mr. Hoak, 20% or more) of the Company's common stock, each right will entitle its holder (other than such person or any member of such group) to buy a number of additional shares of the Company's common stock having a market value of twice the exercise price of each right. Alternatively, if a person or group has acquired 15% or more (or, in the case of Mr. Hoak, 20% or more) of the Company's common stock, but less than 50% of the common stock, the Company may at its option exchange each right of a holder (other than such person or any member of such group) for one share of common stock. The rights, which are subject to adjustment, may be redeemed by the Company at a price of $0.01 per right at any time prior to expiration on July 6, 2005 or the point at which they become exercisable.

     The Stockholder Rights Plan is designed to assure that the Company's stockholders receive fair and equal treatment in the event of any proposed takeover of the Company and to guard against partial tender offers and other abusive takeover tactics to gain control of the Company without paying all stockholders a fair price.

NOTE 9 -- BUSINESS SEGMENT INFORMATION

     A description of each of the Company's two segments and their products and markets served is included in Note 1.

                  SUN COAST INDUSTRIES, INC. AND SUBSIDIARIES

     Operating profit by segment and geographic area is total operating revenue less expenses which are related to the unit's operating revenue. Identifiable assets by segment and geographic area are those assets that are used in the operation of that unit. Corporate assets consist principally of discontinued operations net assets, deferred income taxes and other intangible assets.

     A summary of information about the Company's operations by segment follows:

                                              OPERATING     ASSETS AT     DEPRECIATION       CAPITAL
                                NET SALES   INCOME (LOSS)    JUNE 30    AND AMORTIZATION   EXPENDITURES
                                ---------   -------------   ---------   ----------------   ------------
                                                            (IN THOUSANDS)

1995
Chemical......................   $34,912       $  (166)      $22,596         $1,133           $3,198
Closures......................    26,543         3,636        17,448          2,170            2,864
                                 -------       -------       -------        -------           ------
Total operating segments......    61,455         3,470        40,044          3,303            6,062
Corporate.....................        --        (1,696)       14,626            337               --
Interest, net.................        --        (1,231)           --             --               --
                                 -------       -------       -------        -------           ------
Total company.................   $61,455       $   543       $54,670         $3,640           $6,062
                                 =======       =======       =======        =======           ======

1996
Chemical......................   $31,326       $   337       $23,829         $1,388           $1,956
Closures......................    27,553         3,827        16,889          2,460              863
                                 -------       -------       -------        -------           ------
Total operating segments......    58,879         4,164        40,718          3,848            2,819
Corporate.....................        --        (2,201)       12,776            399               --
Interest net..................        --        (1,506)           --             --               --
                                 -------       -------       -------        -------           ------
Total company.................   $58,879       $   457       $53,494         $4,247           $2,819
                                 =======       =======       =======        =======           ======
1997
Chemical......................   $37,787       $ 3,421       $19,489         $2,012           $  325
Closures......................    28,929         4,265        17,831          2,383            3,898
                                 -------       -------       -------        -------           ------
Total operating segments......    66,716         7,686        37,320          4,395            4,223
Corporate.....................        --        (1,843)        7,976            184               --
Interest, net.................        --        (1,932)           --             --               --
                                 -------       -------       -------        -------           ------
Total company.................   $66,716       $ 3,911       $45,296         $4,579           $4,223
                                 =======       =======       =======        =======           ======

     Operating income is total revenue less operating expenses. No general administrative expenses were specifically identified with the discontinued operations and, therefore, have been included in the table above as continuing operations.

NOTE 10 -- PENSION, RETIREMENT, PROFIT SHARING AND SAVINGS PLANS

     The Company has separate pension plans covering bargaining unit employees and substantially all other employees. Benefits under the bargaining unit plan are set by contract with the union at a fixed amount per year of service, which also requires contributions at certain intervals, as stipulated in the union contract. Benefits under the other plan were frozen effective February 1, 1994.

                  SUN COAST INDUSTRIES, INC. AND SUBSIDIARIES

Pension cost and significant assumptions follow:

                                                     1995     1996         1997
                                                     -----    -----        ----
                                                             (IN THOUSANDS)
Service cost -- benefits earned during the
  period..........................................   $  59    $  62        $  54
Interest cost on projected benefit obligation.....     316      331         338
Actual return on assets...........................    (463)    (388)       (737)
Net amortization and deferral of gains and
  losses..........................................     108       18         354
                                                     -----    -----        -----
          Net periodic pension cost...............   $  20    $  23        $   9
                                                     =====    =====        =====
Weighted average discount rate....................    7.5%     7.5%    7.0% and 7.5%
Rate of increase in compensation level............     N/A      N/A         N/A
Long-term rate of return on plan assets...........     7.0      7.0     7.0 and 7.5

     A summary of the plans' funded status and amounts recognized in the Company's consolidated balance sheets follow:

                                                               1996       1997
                                                              -------    -------
                                                                (IN THOUSANDS)
Actuarial present value of benefit obligations:
  Accumulated benefit obligation, fully vested..............  $ 4,829    $ 5,112
                                                              =======    =======
  Projected benefit obligation..............................  $(4,829)   $(5,112)
  Plan assets at fair value.................................    5,501      6,033
                                                              -------    -------
  Plan assets in excess of projected benefit obligation.....      672        921
Unrecognized net gain and transition asset..................      (30)      (190)
                                                              -------    -------
Prepaid pension asset included in other assets..............  $   642    $   731
                                                              =======    =======

     The Company and its subsidiaries have a defined contribution profit sharing and savings plan for the benefit of employees. Company contributions to the profit sharing and savings plans were $111,000, $141,000 and $139,000 for fiscal years 1995, 1996, and 1997, respectively.

NOTE 11 -- BUSINESS AND CREDIT CONCENTRATION

     The Company frequently bids for large contracts for its products which may result in individual customers accounting for more than 10% of its net sales in a given fiscal year. Sales to a single customer were approximately $12,275,000, $13,882,000 and $14,242,000 for fiscal years 1995, 1996 and 1997, respectively.
Sales to a second customer were approximately $9,374,000, $8,114,000 and $10,594,000 in fiscal years 1995, 1996 and 1997, respectively. No other customers represented more than 10% of the Company's net sales in 1995, 1996 or 1997. The Company had accounts receivable balances from these major customers of approximately $3,655,000 and $4,094,000 as of June 30, 1996, and 1997,
respectively. Customers from many geographic locations are granted credit on an unsecured basis. Management believes that sufficient allowances for doubtful accounts have been provided as of June 30, 1996 and 1997.

                  SUN COAST INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 12 -- COMMITMENTS AND CONTINGENCIES

     The Company leases certain equipment used in the manufacturing of products. Rental expense under operating leases was $797,000, $1,154,000 and $788,000 in fiscal years 1995, 1996 and 1997, respectively. Future minimum lease payments under capital and operating leases with initial or remaining terms of one year or more at the end of fiscal year 1997 follow (included in the capital lease payments is imputed interest of $50,000):

                    YEAR ENDING JUNE 30,                      CAPITAL    OPERATING
                    --------------------                      -------    ---------
                                                                 (IN THOUSANDS)
     1998...................................................   $159        $555
     1999...................................................     69         473
     2000...................................................     --         369
     2001...................................................     --         243
     2002...................................................     --         180
     Thereafter.............................................     --         193

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

NOTE 13 -- SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     Selected quarterly financial data are summarized as follows (dollars in thousands, except per share data):

                                                      FISCAL YEAR 1996 QUARTERS               FISCAL YEAR 1997 QUARTERS
                                                -------------------------------------   -------------------------------------
                                                 FIRST    SECOND     THIRD    FOURTH     FIRST    SECOND     THIRD    FOURTH
                                                -------   -------   -------   -------   -------   -------   -------   -------
Sales.........................................  $14,146   $13,311   $16,081   $15,341   $15,996   $15,585   $18,140   $16,995
Gross margin..................................    2,517     2,232     2,917     2,611     3,281     3,052     3,164     3,553
Income (loss) before income tax from
  continuing operations.......................      180       105      (164)      336       792       336       856     1,927
Income (loss) from continuing operations......      125       136      (176)      213       535       237       569       999
Loss from discontinued operations.............       65      (475)     (968)     (633)     (345)     (474)       --        --
Loss from disposal of discontinued
  operations..................................       --        --        --        --        --    (5,025)       --       170
Net income (loss) per common share:
Continuing operations.........................      .01       .03      (.04)      .05       .14       .06       .14       .24
Discontinued operations.......................      .02      (.11)     (.25)     (.16)     (.07)    (1.37)       --       .04
                                                -------   -------   -------   -------   -------   -------   -------   -------
Net income (loss) per common share............  $   .03   $  (.08)  $  (.29)  $  (.11)  $   .07   $ (1.31)  $   .14   $   .28
                                                =======   =======   =======   =======   =======   =======   =======   =======

                                                                     SCHEDULE II

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                        THREE YEARS ENDED JUNE 30, 1997
                             (DOLLARS IN THOUSANDS)

                                                               ADDITIONS
                                                        ------------------------
                                             BALANCE    CHARGED TO   CHARGED TO                     BALANCE
                                            BEGINNING   COSTS AND       OTHER                       AT END
               DESCRIPTION                  OF PERIOD    EXPENSES    ACCOUNTS(2)   DEDUCTIONS(1)   OF PERIOD
               -----------                  ---------   ----------   -----------   -------------   ---------
Year ended June 30, 1997:
  Allowance for doubtful accounts.........    $ 76        $   94          --          $    --       $  170
  Allowance for obsolete inventory........    $559        $   94          --          $   (19)      $  634
  Provision for estimated loss on disposal
     of discontinued operations...........    $  0        $5,025          --          $(1,688)      $3,337
Year ended June 30, 1996:
  Allowance for doubtful accounts.........    $112        $  106          --          $  (142)      $   76
  Allowance for obsolete inventory........    $278        $  457          --          $  (176)      $  559
Year ended June 30, 1995:
  Allowance for doubtful accounts.........    $ 98        $  165          --          $  (151)      $  112
  Allowance for obsolete inventory........    $213        $  394          --          $  (329)      $  278

---------------

(1) Write-offs against allowance

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                            SUN COAST INDUSTRIES, INC.

Date September 24, 1997                     By:     /s/ EDDIE M. LESOK

                                            ------------------------------------
                                                       Eddie M. Lesok
                                            President & Chief Executive Officer

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

                     SIGNATURES                                      TITLE                        DATE
                     ----------                                      -----                        ----

              /s/ JAMES D. IRELAND III                 Chairman of the Board and Director  September 24, 1997
-----------------------------------------------------
                James D. Ireland III

                 /s/ EDDIE M. LESOK                    President, Chief Executive Officer  September 24, 1997
-----------------------------------------------------    and Directors
                   Eddie M. Lesok

                /s/ CYNTHIA R. MORRIS                  Secretary, Treasurer (Principal     September 24, 1997
-----------------------------------------------------    Accounting and Financial
                  Cynthia R. Morris                      Officer)

                 /s/ STEVE BARTLETT                    Director                            September 24, 1997
-----------------------------------------------------
                   Steve Bartlett

                 /s/ JAMES H. MILLER                   Director                            September 24, 1997
-----------------------------------------------------
                   James H. Miller

                 /s/ JAMES R. PARISH                   Director                            September 24, 1997
-----------------------------------------------------
                   James R. Parish

                 /s/ ARNO F. PIRKAU                    Director                            September 24, 1997
-----------------------------------------------------
                   Arno F. Pirkau

                  /s/ WAYNE L. KERN                    Director                            September 24, 1997
-----------------------------------------------------
                    Wayne L. Kern

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
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

         10.11           -- Amendment No. 1 to Rights Agreement, dated as of December
                            5, 1995, between the Company and American Stock Transfer
                            & Trust Company (filed as Exhibit 4 to the Company's
                            Current Report on Form 8-K dated December 11, 1995 and
                            incorporated herein by reference).
         10.12           -- Amended Severance Agreement, dated March 13, 1996,
                            between the Company and Cynthia R. Morris (filed as
                            Exhibit 10.2 to the Company's Form 10-Q dated March 31,
                            1996 and incorporated herein by reference).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.13           -- Severance Agreement, dated as of April 22, 1996, between the Company and Eddie Lesok (filed as Exhibit 10.1 to the
                            Company's Form 10-Q dated March 31, 1996 and incorporated
                            herein by reference).
         10.14           -- Severance Agreement, dated as of October 11, 1995 between the Company and Arno F. Pirkau.
         10.15           -- Financing Agreement between the Company and the CIT
                            Group/Business Credit, Inc. dated January 31, 1997 (filed
                            as Exhibit 10.1 to the Company's Form 10-Q dated December
                            31, 1996 and incorporated herein by reference).
         21              -- Subsidiaries of the Company
         23.1            -- Consent of KPMG Peat Marwick LLP.
         27              -- Financial Data Schedule.