Form 10-Q
period 1997-09-30
SUN COAST INDUSTRIES INC /DE/
filed 1997-11-14
CIK 319129

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   Form 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Quarter Ended September 30, 1997
                   ----------------------------------------

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

                               Yes  X   No
                                   ---     ---

Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of November 10, 1997, the latest practicable date.

          Class                            Outstanding at November 10, 1997
          -----                            --------------------------------
Common stock $0.01 par value                           4,117,629

                           SUN COAST INDUSTRIES, INC.
                                     INDEX

Part I. Financial Information

Item I - Financial Statements

   Condensed Consolidated Balance Sheets -- September 30, 1997
   and June 30, 1997                                               3

   Condensed Consolidated Statements of Income -- Three Months
   Ended September 30, 1997 and 1996                               5

   Condensed Consolidated Statements of Cash Flows -- Three
   Months ended September 30, 1997 and 1996                        6

   Notes to Condensed Consolidated Financial Statements            7

Item II - Management's Discussion and Analysis of Financial
   Condition and Results of Operations                            12

Part II. Other Information

Items 1 through 6                                                 15


PART I. FINANCIAL INFORMATION

Item I. FINANCIAL STATEMENTS

                           SUN COAST INDUSTRIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                   September 30,
                                                     1997             June 30,
                                                  (unaudited)           1997
                                                  -----------         --------
ASSETS

Current assets:
  Cash and cash equivalents                         $    520          $    324
  Accounts receivable, net of allowance for
     doubtful accounts of $105 and $170                7,951             8,273
  Inventories (Note 3)                                 4,159             4,358
  Other current assets                                   126               145
  Net assets of discontinued
    operations (Note 2)                                5,463             7,580
                                                    --------          --------

     Total current assets                             18,219            20,680

Property, plant and equipment, net of accumulated
  depreciation of $25,182 and $24,367                 21,854            22,466
Intangible assets                                        246               253
Deferred income taxes                                    387                96
Other assets                                           1,875             1,834
                                                    --------          --------

     Total assets                                   $ 42,581          $ 45,329
                                                    ========          ========

     See accompanying notes to condensed consolidated financial statements.

                           SUN COAST INDUSTRIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    (dollars in thousands, except par value)

                                                  September 30,
                                                      1997             June 30,
LIABILITIES AND STOCKHOLDERS' EQUITY               (unaudited)          1997
                                                    ----------        --------
Current liabilities:
  Accounts payable                                  $  4,952          $  5,485
  Accrued expenses                                     6,596             7,214
  Current portion
     of long-term debt (Note 4)                        5,429             5,864
                                                    --------          --------

     Total current liabilities                        16,977            18,563

Long-term debt (Note 4)                               11,995            13,455
Deferred income taxes                                  1,482             1,485
                                                    --------          --------

     Total liabilities                                30,454            33,503
                                                    --------          --------

Stockholders' equity:
  Common stock, $.01 par value; 40,000,000
     shares authorized; 4,117,629 and 4,117,629
     respectively, issued and 4,117,629 and
     4,104,229, respectively, outstanding                 41                41
  Additional paid-in capital                          11,554            11,654
  Treasury stock, 13,400 shares at cost                   --              (153)
  Retained earnings                                      532               284
                                                    --------          --------
     Total stockholders' equity                       12,127            11,826
                                                    --------          --------
     Total liabilities and stockholders' equity     $ 42,581          $ 45,329
                                                    ========          ========

     See accompanying notes to condensed consolidated financial statements.

                           SUN COAST INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                 (dollars in thousands, except per share data)

                                              Three Months Ended
                                                 September 30,
                                             ---------------------
                                              1997          1996
                                             -------      --------
Sales                                        $16,637       $ 15,996


Costs and expenses:
  Cost of sales                               14,365         12,715
  Selling, general and administrative          1,480          1,992
  Interest, net                                  403            497
                                             -------       --------

                                              16,248         15,204
                                             -------       --------

Income before provision for income taxes         389            792
Provision for income taxes                      (141)          (257)
                                             -------       --------
     Income from continuing operations       $   248       $    535
                                             =======       ========
Discontinued operations (Note 2)
  Loss from discontinued
    operations, net of income taxes
    of $145 for 1996                                           (345)
                                             -------       --------

  Net income                                 $   248       $    190
                                             =======       ========

Net income (loss) per common share:
  Continuing operations                      $  0.06       $   0.14
  Discontinued operations                         --          (0.07)
                                             -------       --------
Net income per common share                  $  0.06       $   0.07
                                             =======       ========

     See accompanying notes to condensed consolidated financial statements.

                           SUN COAST INDUSTRIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (dollars in thousands)



                                                                    Three Months Ended
                                                                       September 30,
                                                                   --------------------
                                                                     1997         1996
                                                                   -------       -------
Cash flows from operating activities:
  Net income
  --------------------------------------------------------------------------------------
  Adjustments to reconcile net income (loss):                      $   248      $   189
     Loss from discontinued operations                                  --          345
     Depreciation and amortization                                    1,159       1,466
     Deferred income taxes                                            (294)       1,346
     Provision (credit) for doubtful accounts                          (64)           6
     Changes in assets and liabilities:
       Accounts receivable                                             387        1,245
       Inventories, net                                                199         (545)
       Other current assets                                            (14)         564
       Intangible and other assets                                     (99)        (717)
       Accounts payable and accrued expenses                        (1,151)        (305)
                                                                   -------      -------
          Net cash provided by continuing operations                   371        3,594
          Net cash provided (used) by discontinued operations        1,476       (1,762)
                                                                   -------      -------
          Net cash provided by operating activities                  1,847        1,832
                                                                   -------      -------
Cash flows from investing activities:
  Capital expenditures                                                (449)        (308)
  Proceeds from disposal of discontinued operations                    640           --
                                                                   -------      -------
       Net cash provided (used) in investing activities                191         (308)
                                                                   -------      -------
Cash flows from financing activities:
  Repayment of long-term debt                                       (1,895)        (735)
  Issuance of common stock                                              53           --
                                                                   -------      -------
       Net cash used by financing activities                        (1,842)        (735)
                                                                   -------      -------
Change in cash and cash equivalents                                    196          789
Cash and cash equivalents at beginning of period                       324        1,778
                                                                   -------      -------
Cash and cash equivalents at end of period                         $   520      $ 2,567
                                                                   =======      =======

    See accompanying notes to condensed consolidated financial statements.

                           SUN COAST INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1997

NOTE 1 - THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation

     The Company's (defined below) interim financial statements are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto in its Form 10-K and Annual Report to Stockholders for the year ended June 30, 1997.

     In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair statement of the results of operations for the interim periods presented.

     Description of Business

     Sun Coast Industries, Inc. (the "Company") manufactures and sells plastic closures and melamine and urea resins and compounds. The Specialty Resins and Compounds Division manufactures melamine and urea resins and compounds, which it supplies to other manufacturers. The Closures Division manufactures linerless, foil or foam lined and tamper-evident plastic closures and lids. These closures are used in the U.S. for bottling and packaging of food, beverage, chemical and pharmaceutical products. The Consumer Products and Foodservice Divisions, which are being discontinued (see Note 2), manufacture compression molded melamine dinnerware and injection molded plastic drinkware and other houseware products, which the Company sells to U.S., Canadian and Mexican retail and commercial markets.

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

                           SUN COAST INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                SEPTEMBER 30, 1997

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

     Environmental Costs

     A liability for environmental assessments and/or cleanup is accrued when it is probable a loss has been incurred and is estimable. No significant liabilities were in existence at September 30, 1997 and June 30, 1997.

     Net Income Per Common Share

     Net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during each period after giving effect to stock options and warrants considered to be dilutive common stock equivalents.

                           SUN COAST INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1997

NOTE 1 - THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (Cont'd)

     Revenue Recognition

     Sales are recognized when the product is shipped. Sales are shown net of returns and allowances.

     Research and Development

     Research and development costs associated with new product development, application and testing are expensed as incurred.

     Statement of Cash Flows

     For purposes of the statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents at September 30, 1997 and June 30, 1997 were not significant.

NOTE 2 - DISCONTINUED OPERATIONS

     On December 6, 1996, the Company's Board of Directors adopted a formal plan to dispose of its Foodservice and Consumer Products Tableware Divisions including the Company's foreign subsidiary in Mexico and to consider strategic alternatives related to the on-going business. These divisions have been accounted for as discontinued operations in accordance with Accounting Principles Board Opinion No. 30. Management believes this disposal will be carried out by June 30, 1998. In February 1997, the Company sold its Foodservice Division for cash proceeds of $2,104,000 and it has plans underway to exit the Consumer Products Division, either through sale or termination of operations.

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

     Sales of the divisions for the five months of fiscal 1997 prior to the December 6th Board's decision to discontinue these operations were $7,678,000. Sales for the three month periods ended September 30, 1997 and 1996 were $1,458,000 and $4,671,000, respectively.

     The remaining reserve for loss on disposal is considered adequate at September 30, 1997 to cover estimated future costs of disposal of the Consumer Products Tableware Division.

     The net assets of discontinued operations are summarized as follows:

                                            SEPTEMBER 30,        JUNE 30,
                                                1997               1997
                                            (unaudited)
                                            ------------         --------
           ($ in thousands)
           Current assets                      $ 4,068            $ 6,401
           Plant, property and equipment         3,770              4,117
           Intangible & other assets               498                503
           Current liabilities                    (382)              (280)
           Accrued expenses                     (1,132)              (870)
           Long term debt                           --             (1,000)
           Deferred taxes                          967              1,309
           Foreign Currency Translation            737                737
           Provision for estimated loss
             on disposal                        (3,063)            (3,337)
                                               -------            -------
           Net assets of discontinued
             operations                        $ 5,463            $ 7,580
                                               =======            =======


NOTE 3 - INVENTORIES

                                            September 30,
                                                1997             June 30,
                                             (unaudited)           1997
                                            ------------         --------
                                                   (in thousands)
           Raw Materials                     $2,329              $  2,169
           Work-in-process                      324                   384
           Finished good                      2,253                 2,439
                                             ------              --------
                                              4,906                 4,992
           Obsolescence reserve                (747)                 (634)
                                             ------              --------
                                             $4,159              $  4,358
                                             ======              ========

NOTE 4 - LONG TERM DEBT

                                                 September 30,        June 30,
                                                    1997                1997
                                                 (unaudited)
                                                 ----------          --------
                                                       (in thousands)
      Term Loan                                  $12,820             $ 13,742
      Revolving credit line                        2,737                3,643
      Industrial development revenue bonds         1,988                2,025
      Capitalized lease obligations                  122                  178
                                                 -------              -------
      Subtotal                                    17,667               19,588

      Less: Debt financing expense                  (243)                (269)
                                                 -------             --------
                                                  17,424               19,319
      Current maturities on original
         maturity schedule                        (5,429)              (5,864)
                                                 -------             --------
                                                 $11,995             $ 13,455
                                                 =======             ========

     On January 31, 1997, the Company refinanced its existing debt with a new lender to provide a total credit facility of $30 million in borrowings secured by substantially all the assets of the Company. The facility provides for borrowings under three separate arrangements - (i) a term loan in an aggregate principal amount of $10 million payable in monthly installments through January 31, 2000, (ii) a second term loan in an aggregate principal amount of $5 million payable in monthly installments beginning January 1, 1998 through January 31, 2000, and (iii) a $15 million revolving loan, due January 31, 2000. As of September 30, 1997, outstanding borrowings under the credit facility included $12.8 million under the two term loans, and $2.7 million under the revolving credit line. At September 30, 1997, based on the Company's borrowing formula incremental borrowing availability was approximately $6.3 million under the revolving credit line. The credit facility provides for the issuance of up to $2.0 million of letters of credit, subject to the borrowing availability under the revolving credit line. The loan agreement contains various covenants, including maintaining certain financial ratios and tests, limitation on the issuance of debt and the amount of capital expenditures, capital leases, investments and dividends. The primary financial covenants include quarter end calculations of net worth, working capital and fixed charge coverage and a limitation on annual capital expenditures. In conjunction with the refinancing, the Company issued 100,000 shares of its common stock to the new lender.

     As the Company is currently in compliance with the loan covenants on its new debt, the Company has classified its outstanding debt as current or long term based upon maturity obligations.

Item II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Three Months Ended September 30, 1997, Compared to the Three Months
               Ended September 30, 1996 for Continuing Operations

     Sales for the three months ended September 30, 1997 increased $641,000 or 4.0%, when compared to the same period in 1996 due primarily to increased customer demand.

     Cost of sales as a percentage of net sales increased to 86.3% from 79.5%. The decrease in gross margin was primarily the result of volume decreases affecting absorption as well as certain price reductions in the Closure's division. In the Chemical division, a worldwide shortage of one of it's primary raw materials resulted in cost increases that were not passed through until the second quarter.

     Selling, general and administrative expense ("SG&A") decreased $512,000 to 8.9% of sales for the three months ended September 30, 1997 as compared to 12.5% of sales for the three months ended September 30, 1996. This decrease is primarily the result of non-recurring legal expenses incurred in the comparable prior fiscal period.

     Interest expense has decreased $94,000 for the three months ended September 30, 1997 compared to the three months ended September 30, 1996 primarily due to the Company's effort to pay down the long-term debt facility offset by an increase in interest rates as a result of the new bank financing completed in January 1997.

     Net income from continuing operations decreased $287,000 from the comparable prior fiscal period primarily due to the margin shrinkage related to raw material price increases discussed above.

Item II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Discontinued Operations

     On December 6, 1996, the Company's Board of Directors adopted a formal plan to dispose of its Foodservice and Consumer Products Tableware Divisions including the Company's foreign subsidiary in Mexico and to consider strategic alternatives related to the on-going business. These divisions have been accounted for as discontinued operations in accordance with Accounting Principles Board Opinion No. 30. Management believes this disposal will be carried out by June 30, 1998. In February 1997, the Company sold its Foodservice Division for cash proceeds of $2,104,000 and it has plans underway to exit the Consumer Products Division, either through sale or termination of operations.

     Based on management's assumptions used in determining the estimated gain or loss from the disposal of the tableware business, the Company recorded a provision of $4,855,000 million, net of income taxes, for the loss on disposal of the discontinued business in the fiscal year ended June 30, 1997. This loss on disposal of discontinued operations resulted from the estimated net loss on the sale of the Foodservice Division and estimated net loss on the exit of the Consumer Products Tableware Division of approximately $3,997,000 million, net of income taxes, as well as estimated operating losses during the period required to dispose of the divisions of approximately $858,000, net of income taxes.

     Sales of the divisions for the five months of fiscal 1997 prior to the December 6th Board's decision to discontinue these operations were $7,678,000. Sales for the three month periods ended September 30, 1997 and 1996 were $1,458,000 and $4,671,000 respectively.

     The remaining reserve for loss on disposal is considered adequate at September 30, 1997 to cover estimated future costs of disposal of the Consumer Products Tableware Division.

     Liquidity and Capital Resources

     Management reviews the Company's working capital, accounts receivable and relationship of debt to equity on a continuing basis. The Company's growth has been financed through long-term debt financing and cash generated from operations. During the three months ended September 30, 1997, the Company repaid net borrowings by $1.9 million. Cash flow from continuing operations generated $0.2 million.

     Capital expenditures for the three months ended September 30, 1997 were $0.4 million. Anticipated future capital additions should approximate less than $3 million for the remainder of fiscal 1998.

     On January 31, 1997, the Company refinanced its existing debt with a new lender to provide a total credit facility of $30 million in borrowings secured by substantially all the assets of the Company. The facility provides for borrowings under three separate arrangements - (i) a term loan in an aggregate principal amount of $10 million payable in monthly installments through January 31, 2000, (ii) a second term loan in an aggregate principle amount of $5 million payable in monthly installments beginning January 1, 1998 through January 31, 2000, and (iii) a $15 million revolving loan, due January 31, 2000. As of September 30, 1997, outstanding borrowings under the credit facility included $12.8 million under the two term loans and $2.7 million under the revolving credit line. At September 30, 1997, based on the Company's borrowing formula incremental borrowing availability was approximately $6.3 million under the revolving credit line. The credit facility provides for the issuance of up to $2.0 million of letters of credit, subject to the borrowing availability under the revolving credit line. The loan agreement contains various covenants, including maintaining certain financial ratios and tests, limitation on the issuance of debt and the amount of capital expenditures, capital leases, investments and dividends. The primary financial covenants include quarter end calculations of net worth, working capital and fixed charge coverage and a limitation on annual capital expenditures.

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

                           SUN COAST INDUSTRIES, INC.
                              September 30, 1997

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

                         Sun Coast Industries, Inc.
                         ------------------------------------------------------
                         Registrant

11/10/97                 By: /s/ EDDIE M. LESOK
--------                     --------------------------------------------------
 Date                        Eddie Lesok, Chief Executive Officer and President

11/10/97                 By: /s/ CYNTHIA R. MORRIS
--------                     --------------------------------------------------
 Date                        Cynthia R. Morris, CFO, Secretary and Treasurer

                                 EXHIBIT INDEX



Exhibit No.                    Description
-----------                    -----------

    27                         Financial Data Schedule