Form 10-K405/A
period 1997-06-30
SUN COAST INDUSTRIES INC /DE/
filed 1997-12-23
CIK 319129

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

================================================================================

        The Index to Exhibits of Sun Coast Industries, Inc.'s Annual Report on Form 10-K for the fiscal year ended June 30, 1997 (the "1997 Form 10-K"), to which reference is made in Item 14 of the 1997 Form 10-K for a list of the exhibits to the 1997 Form 10-K, is hereby amended to reflect the inclusion therein and the filing herewith of a new Exhibit 99.1 containing the financial statements required by Form 11-K for the fiscal year ended June 30, 1997 with respect to the Sun Coast Industries, Inc. Savings and Profit Sharing Plan, and such Index to Exhibits is restated in its entirety following the signature page hereto.

                           SUN COAST INDUSTRIES, INC.
                         SAVINGS AND PROFIT SHARING PLAN

                 Financial Statements and Supplemental Schedules

                             June 30, 1997 and 1996


                   (With Independent Auditors' Report Thereon)

                           SUN COAST INDUSTRIES, INC.
                         SAVINGS AND PROFIT SHARING PLAN

                                      Index



Independent Auditors' Report

Statements of Net Assets Available for Benefits at June 30, 1997
     and 1996

Statements of Changes in Net Assets Available for Benefits for the years ended June 30, 1997 and 1996

Notes to Financial Statements

                                                                      Schedules
                                                                      ---------

Item 27a - Schedule of Assets Held for Investment at June 30, 1997        1

Item 27d - Schedule of Reportable Transactions for the year ended
     June 30, 1997                                                        2

Schedules not filed herewith are omitted because of the absence of conditions under which they are required.

                          INDEPENDENT AUDITORS' REPORT


To the Participants and Administrative Committee of
   Sun Coast Industries, Inc. Savings and
   Profit Sharing Plan:


We have audited the accompanying statements of net assets available for benefits of the Sun Coast Industries, Inc. Savings and Profit Sharing Plan as of June 30, 1997 and 1996, and the related statements of changes in net assets available for benefits for the years then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of the Sun Coast Industries, Inc. Savings and Profit Sharing Plan as of June 30, 1997 and 1996, and the changes in net assets available for benefits for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules of assets held for investment purposes and reportable transactions are presented for the purpose of additional analysis and are not a required part of the basic financial statements but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. The Fund Information in the statements of net assets available for benefits at June 30, 1997 and 1996 is presented for purposes of additional analysis rather than to present the net assets available for plan benefits of each fund. The supplemental schedules and Fund Information have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.



                                                     KPMG Peat Marwick LLP

Dallas, Texas
October 20, 1997

                           SUN COAST INDUSTRIES, INC.
                         SAVINGS AND PROFIT SHARING PLAN

                 Statements of Net Assets Available for Benefits

                             June 30, 1997 and 1996

                                                          June 30, 1997
                                           --------------------------------------------------
                                                                                  Fidelity
                                                        Fidelity     Fidelity    Intermediate
                                                         Contra      Magellan     Term Bond
                                            Total         Fund         Fund         Fund
                                            -----         ----         ----         ----
Investments at fair value (note 4):
     Fidelity Contra Fund (40,349
       shares; cost of $1,448,651)        $1,860,504    1,860,504           --           --
     Fidelity Magellan Fund (18,508
       shares; cost of $1,353,459)         1,685,179           --    1,685,179           --
     Fidelity Intermediate Term Bond
       Fund (52,576 shares; cost
       of $522,163)                          526,809           --           --      526,809
     Sun Coast Industries, Inc., common
       stock (31,635 shares; cost of
       $314,890)                             125,903           --           --           --
     Fidelity U.S. Government Reserve
       Fund (549,043 shares; cost of
       $549,043)                             549,043           --           --           --
     Participant notes receivable            316,692           --           --           --
                                          ----------   ----------   ----------   ----------
                  Total investments        5,064,130    1,860,504    1,685,179      526,809
                                          ----------   ----------   ----------   ----------
Receivables:
     Employer contributions receivable        61,862       27,043       21,717        3,951
     Employee contributions receivable         8,049        3,217        2,847          547
     Interest receivable                       5,205           --           --        2,840
                                          ----------   ----------   ----------   ----------
                  Total receivables           75,116       30,260       24,564        7,338
                                          ----------   ----------   ----------   ----------
                  Net assets available
                      for benefits        $5,139,246    1,890,764    1,709,743      534,147
                                          ==========   ==========   ==========   ==========

                                                      June 30, 1997
                                          ---------------------------------------------
                                             Sun Coast       Fidelity U.S.
                                           Industries, Inc.   Government
                                               Common           Money       Participant
                                               Stock            Market         Notes
                                               -----            ------         -----
Investments at fair value (note 4):
     Fidelity Contra Fund (40,349
       shares; cost of $1,448,651)                 --               --             --
     Fidelity Magellan Fund (18,508
       shares; cost of $1,353,459)                 --               --             --
     Fidelity Intermediate Term Bond
       Fund (52,576 shares; cost
       of $522,163)                                --               --             --
     Sun Coast Industries, Inc., common
       stock (31,635 shares; cost of
       $314,890)                              125,903               --             --
     Fidelity U.S. Government Reserve
       Fund (549,043 shares; cost of
       $549,043)                                   --          549,043             --
     Participant notes receivable                  --               --        316,692
                                           ----------       ----------     ----------
                  Total investments           125,903          549,043        316,692
                                           ----------       ----------     ----------
Receivables:
     Employer contributions receivable          3,170            5,981             --
     Employee contributions receivable            410            1,028             --
     Interest receivable                           --            2,365             --
                                           ----------       ----------     ----------
                  Total receivables             3,580            9,374             --
                                           ----------       ----------     ----------
                  Net assets available
                      for benefits            129,483          558,417        316,692
                                           ==========       ==========     ==========


                                                                 (Continued)

                           SUN COAST INDUSTRIES, INC.
                         SAVINGS AND PROFIT SHARING PLAN

           Statements of Net Assets Available for Benefits, Continued

                                                                        June 30, 1996
                                           ----------------------------------------------------------------------
                                                                                                      Fidelity
                                                                    Fidelity         Fidelity        Intermediate
                                                                     Contra          Magellan         Term Bond
                                                    Total             Fund             Fund             Fund
                                                    -----             ----             ----             ----
Investments at fair value (note 4):
     Fidelity Contra Fund (29,653 shares;
       cost of $977,520)                          $1,166,555        1,166,555               --             --
     Fidelity Magellan Fund (18,866 shares;
       cost of $1,362,992)                         1,411,192               --        1,411,192             --
     Fidelity Intermediate Term Bond Fund
       (65,898 shares; cost of $653,498)             658,976               --               --        658,976
     Sun Coast Industries, Inc., common
       stock (36,975 shares; cost of $461,942)       157,319               --               --             --
     Fidelity U.S. Government Reserve Fund
       (607,382 shares; cost of $607,382)            607,382               --               --             --
     Participant notes receivable                    320,575               --               --             --
                                                  ----------        ---------        ---------        -------
                  Total investments                4,321,999        1,166,555        1,411,192        658,976
                                                  ----------        ---------        ---------        -------
Receivables:
     Employer contributions receivable                61,294           23,265           21,579          5,905
     Employee contributions receivable                12,890            4,858            4,680          1,106
     Interest receivable                               5,962              (--)              --          3,514
                                                  ----------        ---------        ---------        -------
                  Total receivables                   80,146           28,123           26,259         10,525
                                                  ----------        ---------        ---------        -------
                  Net assets available
                      for benefits                $4,402,145        1,194,678        1,437,451        669,501
                                                  ==========        =========        =========        =======

                                                                      June 30, 1996
                                           ------------------------------------------------------------------
                                                     Sun Coast         Fidelity U.S.
                                                   Industries, Inc.     Government
                                                      Common              Money       Participant
                                                      Stock               Market         Notes
                                                      -----               ------         -----
Investments at fair value (note 4):
     Fidelity Contra Fund (29,653 shares;
       cost of $977,520)                                  --                   --              --
     Fidelity Magellan Fund (18,866 shares;
       cost of $1,362,992)                                --                   --              --
     Fidelity Intermediate Term Bond Fund
       (65,898 shares; cost of $653,498)                  --                   --              --
     Sun Coast Industries, Inc., common
       stock (36,975 shares; cost of $461,942)       157,319                   --              --
     Fidelity U.S. Government Reserve Fund
       (607,382 shares; cost of $607,382)                 --              607,382              --
     Participant notes receivable                         --                              320,575
                                                     -------              -------         -------
                  Total investments                  157,319              607,382         320,575
                                                     -------              -------         -------
Receivables:
     Employer contributions receivable                 4,736                5,809              --
     Employee contributions receivable                   892                1,354              --
     Interest receivable                                  --                2,448
                                                     -------              -------         -------
                  Total receivables                    5,628                9,611              --
                                                     -------              -------         -------
                  Net assets available
                      for benefits                   162,947              616,993         320,575
                                                     =======              =======         =======

See accompanying notes to the financial statements.

                           SUN COAST INDUSTRIES, INC.
                         SAVINGS AND PROFIT SHARING PLAN

                       Statements of Changes in Net Assets
                             Available for Benefits

                       Years ended June 30, 1997 and 1996

                                                                  1997          1996
                                                                  ----          ----
Additions to net assets attributed to:
    Investment income:
      Net appreciation (depreciation) in fair value of
        investments (note 4)                                  $  543,568    $  (245,722)
      Dividend and interest income                               212,993        498,339
      Other                                                       30,542         29,217
                                                              ----------    -----------
                                                                 787,103        281,834

    Employee contributions                                       399,210        341,816
    Employer contributions                                       156,223        152,381
                                                              ----------    -----------
                Total additions                                1,342,536        776,031
                                                              ----------    -----------

Deductions from net assets attributed to:
    Withdrawals                                                  605,435        890,679
    Administrative expenses                                           --         31,586
                                                              ----------    -----------
                Total deductions                                 605,435        922,265
                                                              ----------    -----------

                Net increase (decrease)                          737,101       (146,234)

Net assets available for benefits:
    Beginning of year                                          4,402,145      4,548,379
                                                              ----------    -----------
    End of year                                               $5,139,246    $ 4,402,145
                                                              ==========    ===========


See accompanying notes to financial statements.

                           SUN COAST INDUSTRIES, INC.
                         SAVINGS AND PROFIT SHARING PLAN

                          Notes to Financial Statements

                             June 30, 1997 and 1996


(1)    Description of Plan

       (a)    General

              The Sun Coast Industries, Inc. Savings and Profit Sharing Plan (the "Plan") is a defined contribution plan covering substantially all full-time salaried employees of Sun Coast Industries, Inc. (the "Company", "Employer" or "SCI") with one year of service and is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA). Participants should refer to the Plan document for more complete information.

       (b)    Contributions

              Each participant may make voluntary contributions while a participant in the Plan. Participant contributions are limited to twelve percent of the participant's compensation. The Company also makes matching contributions to the Plan equal to $.50 for each $1 contributed, up to a maximum amount of $500 per year. The aggregate (determined on an annual basis) of participant contributions to the Plan and other Company retirement plans and Company contributions to the Plan and other Company retirement plans on behalf of the participant are limited to the lesser of $30,000 or 25% of the participant's annual compensation.

       (c)    Participant Accounts

              Each participant's account is credited with the participant's voluntary contributions and an allocation of the Company's contribution and Plan earnings. Allocations are based on participant account balances, as defined.

       (d)    Investment Program and Vesting

              The Plan allows participants to direct the investments of their contributions into five different funds (four separate mutual funds and the common stock of SCI).

              Voluntary contributions by the participant are immediately fully vested and nonforfeitable. A participant's share of Employer contributions vests 100 percent after five years of employment (except for in the case of death, retirement or permanent disability whereby the participate is immediately fully vested).


                                                                     (Continued)

                           SUN COAST INDUSTRIES, INC.
                         SAVINGS AND PROFIT SHARING PLAN

                          Notes to Financial Statements


              Participation in each investment option at June 30, 1997 and 1996 is presented below. The sum of participation by investment option is greater than the total number of Plan participants because participation is allowed in more than one option. A summary of participants by investment options follows:

                                                              1997   1996
                                                               ---    ---
              Fidelity Magellan Fund                           154    166
              Fidelity Contra Fund                             140    160
              Fidelity Intermediate Term Bond Fund              61     75
              SCI Common Stock                                  54     79
              Fidelity U.S. Government Money Market             71     85

       (e)    Payment of Benefits

              Upon death, disability or termination of service, a participant or designated beneficiary receives a lump sum payment of cash and/or Sun Coast common stock at the discretion of the Administrative Committee.

       (f)    Administrative expense

              Beginning in 1996, the Company elected to pay all administrative expenses of the Plan.

       (g)    Participant Notes Receivable

              Participants may borrow from their fund accounts amounts not exceeding the lesser of 50% of their vested balance or $50,000. Loan terms range from one to five years or up to twenty-five years for the purchase of a primary residence.

              The loans are secured by the balance in the participant's account and bear interest at a market rate. Principal and interest are repaid ratably through payroll deductions.

(2)    Summary of Significant Accounting Policies

       (a)    Basis of Accounting

              The Plan maintains its records, and the accompanying financial statements have been prepared, on an accrual method of accounting.


                                                                     (Continued)

                           SUN COAST INDUSTRIES, INC.
                         SAVINGS AND PROFIT SHARING PLAN

                          Notes to Financial Statements


       (b)    Investments

              Except for participant notes, all investments are valued at fair value based on quoted market prices. Participant notes are presented at the unpaid principal balance which approximates estimated fair value. Any net unrealized appreciation or depreciation for the year is reflected in the statement of changes in net assets available for benefits. Purchases and sales of securities are recorded on a trade-date basis. Expenses relating to the purchase or sale of investment securities are added to the cost or deducted from the proceeds, respectively.

       (c)    Use of Management Estimates

              The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of additions and deductions during the reporting period. Actual results could differ from those estimates.

(3)    Plan Termination

       Although it has not expressed an intent to do so, the Company has the right under the Plan to discontinue its contributions at any time and to terminate the Plan. Upon termination, participants will become fully vested in their accounts.

(4)    Investments

       The following table presents the fair value of investments representing 5% or more of the Plan's net assets at June 30, 1997 and 1996:

                                               1997                          1996
                                    -------------------------      -------------------------
                                    Number of          Fair        Number of        Fair
                                    shares/par         value       shares/par       value
                                    ----------         -----       ----------       -----
Fidelity Contra Fund                  40,349       $1,860,504        29,653       $1,166,555
Fidelity Magellan Fund                18,508        1,685,179        18,866        1,411,192
Fidelity Intermediate Term
    Bond Fund                         52,576          526,809        65,898          658,976
Fidelity U.S. Government
    Money Market                     549,043          549,043       607,382          607,382
Participant notes (at interest
    rates ranging from 7% to 10%)         --          316,692            --          320,575


                                                                     (Continued)

                           SUN COAST INDUSTRIES, INC.
                         SAVINGS AND PROFIT SHARING PLAN

                          Notes to Financial Statements


For the years ended June 30, 1997 and 1996, the Plan's investments (including investments bought, sold and held during the year) appreciated (depreciated) as follows:

                                                                       1997             1996
                                                                    ---------        ---------
Fidelity Contra Fund                                                $ 248,008        $  76,232
Fidelity Magellan Fund                                                315,666         (127,507)
Fidelity Intermediate Term Bond Fund                                      784          (15,099)
SCI common stock                                                      (20,890)        (179,348)
                                                                    ---------        ---------
                Net appreciation (depreciation) in fair value       $ 543,568        $(245,722)
                                                                    =========        =========



                                                                     (Continued)

                           SUN COAST INDUSTRIES, INC.
                         SAVINGS AND PROFIT SHARING PLAN

                          Notes to Financial Statements


(5)    Allocation to Investment Alternatives

       Participants can direct their contributions into various investment alternatives. The allocation of net assets among these investment alternatives at June 30, 1997 and 1996 and the changes in net assets available for benefits for the years then ended are as follows:

                                                                   Participant Directed
                                           ---------------------------------------------------------------------
                                                                                Fidelity          Sun Coast
                                              Fidelity          Fidelity      Intermediate      Industries, Inc.
                                               Contra           Magellan        Term Bond           Common
                                                Fund              Fund            Fund              Stock
                                                ----              ----            ----              -----
Net assets available for benefits,
     June 30, 1995                          $   891,426          1,337,712          786,287          328,302
Net appreciation (depreciation)
     in fair value of investments                76,232           (127,507)         (15,099)        (179,348)
Dividend and interest income                    131,172            284,285           47,057            1,449
Other                                             6,033             14,645            2,549            1,776
Employee contributions                          106,555            133,528           29,629           31,743
Employer contributions                           45,376             50,895           15,886           14,462
Withdrawals                                     (59,890)          (226,141)        (185,118)         (51,505)
Administrative expenses                          (7,800)           (10,988)          (5,101)          (2,746)
Interfund transfers, net                          5,574            (18,978)          (6,589)          18,814
                                            -----------          ---------          -------          -------
Net assets available for benefits,
     June 30, 1996                            1,194,678          1,437,451          669,501          162,947

Net appreciation (depreciation)
     in fair value of investments               248,008            315,666              784          (20,890)
Dividend and interest income                     93,311             53,498           36,229               93
Other                                             9,205             12,606            3,236            1,369
Employee contributions                          214,334            109,270           23,105           20,611
Employer contributions                           60,374             58,138           15,367            9,839
Withdrawals                                     (82,998)          (150,567)        (154,733)         (44,752)
Interfund transfers, net                        153,852           (126,319)         (59,342)             266
                                            -----------          ---------          -------          -------

Net assets available for benefits,
     June 30, 1997                          $ 1,890,764          1,709,743          534,147          129,483
                                            ===========         ==========         ========         ========


                                                        Participant Directed
                                            --------------------------------------------
                                              Fidelity
                                                U.S.
                                             Government       Participant
                                            Money Market         Notes          Other              Total
                                            ------------         -----          -----              -----
Net assets available for benefits,
     June 30, 1995                             890,301          250,950          63,401          4,548,379
Net appreciation (depreciation)
     in fair value of investments                   --               --              --           (245,722)
Dividend and interest income                    34,376               --              --            498,339
Other                                            4,214               --              --             29,217
Employee contributions                          40,361               --              --            341,816
Employer contributions                          25,762               --              --            152,381
Withdrawals                                   (347,615)         (20,410)             --           (890,679)
Administrative expenses                         (4,951)              --              --            (31,586)
Interfund transfers, net                       (25,455)          90,035         (63,401)                --
                                               -------          -------          ------          ---------
Net assets available for benefits,
     June 30, 1996                             616,993          320,575              --          4,402,145

Net appreciation (depreciation)
     in fair value of investments                   --               --              --            543,568
Dividend and interest income                    29,862               --              --            212,993
Other                                            4,126               --              --             30,542
Employee contributions                          31,890               --              --            399,210
Employer contributions                          12,505               --              --            156,223
Withdrawals                                   (147,306)         (25,079)             --           (605,435)
Interfund transfers, net                        10,347           21,196              --                 --
                                               -------          -------          ------          ---------
Net assets available for benefits,
     June 30, 1997                             558,417          316,692              --          5,139,246
                                              ========          =======         =======         ==========




                                                                     (Continued)

                           SUN COAST INDUSTRIES, INC.
                         SAVINGS AND PROFIT SHARING PLAN

                          Notes to Financial Statements


(6)    Tax Status

       The Plan obtained its latest determination letter on December 8, 1995, in which the Internal Revenue Service stated that the Plan is in compliance with the applicable requirements of the Internal Revenue Code. The United States federal income tax status of the participants with respect to their contributions to the Plan is described in information submitted to the participants and, subject to certain limitations, such contributions are tax deferred.

                                                                      Schedule 1

                           SUN COAST INDUSTRIES, INC.
                         SAVINGS AND PROFIT SHARING PLAN

                Item 27a - Schedule of Assets Held for Investment

                                  June 30, 1997

                                                         Face amount or
                                                            number                                  Current
                                                           of shares             Cost                value
                                                           ---------             ----                -----
Fidelity Contra Fund                                           40,349          $1,448,651          $1,860,504
Fidelity Magellan Fund                                         18,508           1,353,459           1,685,179
Fidelity Intermediate Term Bond Fund                           52,576             522,163             526,809
Sun Coast Industries, Inc. common stock*                       31,635             314,890             125,903
Fidelity U.S. Government Money Market                         549,043             549,043             549,043
Participant notes (at interest rates ranging from
     7% to 10%)*                                                   --             316,692             316,692
                                                                               ----------          ----------
         Total assets held for investment                                      $4,504,898          $5,064,130
                                                                               ==========          ==========

*Party-in-interest

See accompanying independent auditors' report.

                                                                      Schedule 2

                           SUN COAST INDUSTRIES, INC.
                         SAVINGS AND PROFIT SHARING PLAN

                 Item 27d - Schedule of Reportable Transactions

                            Year ended June 30, 1997


                                       Aggregate                                              Expense
                                       number of                      Selling   Lease      with incurred
          Description                 transactions   Purchase price    price    rental      transaction
          -----------                 ------------   --------------    -----    ------     -------------
Fidelity Contra Fund                       144          $620,335           --      --            --
Fidelity Contra Fund                        43                --      174,395      --            --
Fidelity Magellan Fund                      47                --      341,241      --            --
Fidelity Magellan Fund                     143           299,562           --      --            --
Fidelity Intermediate Term Bond Fund       141            90,619           --      --            --
Fidelity Intermediate Term Bond Fund        30                --      223,570      --            --
Fidelity U.S. Government Money Market      146           153,850           --      --            --
Fidelity U.S. Government Money Market       37                --      212,190      --            --


                                                         Current
                                                        value at       Net
                                           Cost of     transaction   gain or
          Description                      assets         date       (loss)
          -----------                  -----------     -----------   -------

Fidelity Contra Fund                        620,335      620,335          --
Fidelity Contra Fund                        149,204      174,395      25,191
Fidelity Magellan Fund                      309,094      341,241      32,147
Fidelity Magellan Fund                      299,562      299,562          --
Fidelity Intermediate Term Bond Fund         90,619       90,619          --
Fidelity Intermediate Term Bond Fund        221,954      223,570       1,616
Fidelity U.S. Government Money Market       153,850      153,850          --
Fidelity U.S. Government Money Market       212,190      212,190          --


See accompanying independent auditors' report.

                                  SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SUN COAST INDUSTRIES, INC.



Date:  December 20, 1997                By: /s/ CYNTHIA R. MORRIS
                                            ----------------------------------
                                            Cynthia R. Morris
                                            CFO, Secretary and Treasurer

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

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.13           -- Severance Agreement, dated as of April 22, 1996, between the Company and Eddie Lesok (filed as Exhibit 10.1 to the
                            Company's Form 10-Q dated March 31, 1996 and incorporated
                            herein by reference).
         10.14           -- Severance Agreement, dated as of October 11, 1995 between the Company and Arno F. Pirkau.
         10.15           -- Financing Agreement between the Company and the CIT
                            Group/Business Credit, Inc. dated January 31, 1997 (filed
                            as Exhibit 10.1 to the Company's Form 10-Q dated December
                            31, 1996 and incorporated herein by reference).
         21              -- Subsidiaries of the Company
         23.1            -- Consent of KPMG Peat Marwick LLP.
         27              -- Financial Data Schedule.
         99.1            -- Financial statements required by Form 11-K for the
                            fiscal year ended June 30, 1997 with respect to Sun
                            Coast Industries, Inc. Savings and Profit Sharing
                            Plan.
