Form 10-Q
period 1997-12-31
SUN COAST INDUSTRIES INC /DE/
filed 1998-02-13
CIK 319129

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   Form 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended December 31, 1997
                    ----------------------------------------

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

                               Yes  X   No
                                   ---     ---

Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of February 10, 1998, the latest practicable date.

          Class                              Outstanding at February 10, 1998
          -----                              --------------------------------
Common stock $0.01 par value                             4,117,929

                           SUN COAST INDUSTRIES, INC.
                                     INDEX

Part I. Financial Information

Item I - Financial Statements

   Condensed Consolidated Balance Sheets --December 31, 1997
   and June 30, 1997                                               3

   Condensed Consolidated Statements of Operations - Six Months
   ended December 31, 1997 and 1996                                5

   Condensed Consolidated Statements of Operations - Three Months
   Ended December 31, 1997 and 1996                                6

   Condensed Consolidated Statements of Cash Flows -- Six
   Months ended December 31, 1997 and 1996                         7

   Notes to Condensed Consolidated Financial Statements            8

Item II - Management's Discussion and Analysis of Financial
   Condition and Results of Operations                            13

Part II. Other Information

Items 1 through 6                                                 16


PART I. FINANCIAL INFORMATION

Item I. FINANCIAL STATEMENTS

                           SUN COAST INDUSTRIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                  December 31,
                                                     1997      June 30,
                                                  (unaudited)    1997
                                                  -----------  --------
ASSETS

Current assets:
  Cash and cash equivalents                         $    248   $    324
  Accounts receivable, net of allowance for
     doubtful accounts of $120 and $170                7,279      8,273
  Inventories (Note 3)                                 5,054      4,358
  Other current assets                                   130        145
  Net assets of discontinued
    operations (Note 2)                                4,940      7,580
                                                    --------   --------

     Total current assets                             17,651     20,680

Property, plant and equipment, net of accumulated
  depreciation of $26,214 and $24,367                 21,242     22,466
Intangible assets                                        239        253
Deferred income taxes                                    339         96
Other assets                                           1,945      1,834
                                                    --------   --------

     Total assets                                   $ 41,416   $ 45,329
                                                    ========   ========

     See accompanying notes to condensed consolidated financial statements.

                           SUN COAST INDUSTRIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    (dollars in thousands, except par value)

                                                   December 31,
                                                      1997      June 30,
LIABILITIES AND STOCKHOLDERS' EQUITY               (unaudited)   1997
                                                    ---------- --------
Current liabilities:
  Accounts payable                                  $  3,669   $  5,485
  Accrued expenses                                     5,246      7,214
  Current portion
     of long-term debt (Note 4)                        6,987      5,864
                                                    --------   --------

     Total current liabilities                        15,902     18,563

Long-term debt (Note 4)                               11,248     13,455
Deferred income taxes                                  1,463      1,485
                                                    --------   --------

     Total liabilities                                28,613     33,503
                                                    --------   --------

Stockholders' equity:
  Common stock, $.01 par value; 40,000,000
      shares authorized; 4,117,629
      and 4,117,629 respectively, issued and
      4,117,629 and 4,104,229, respectively,
      outstanding                                         41         41
  Additional paid-in capital                          11,554     11,654
  Treasury stock, 13,400 shares at cost                   --       (153)
  Retained earnings                                    1,208        284
                                                    --------   --------
     Total stockholders' equity                       12,803     11,826
                                                    --------   --------
     Total liabilities and stockholders' equity     $ 41,416   $ 45,329
                                                    ========   ========

     See accompanying notes to condensed consolidated financial statements.

                           SUN COAST INDUSTRIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                 (dollars in thousands, except per share data)

                                                Six Months Ended
                                                 December 31,
                                             --------------------
                                               1997         1996
                                             --------     -------
Sales                                        $ 32,969     $31,581


Costs and expenses:
  Cost of sales                                27,414      25,248
  Selling, general and administrative           3,243       4,220
  Interest, net                                   819         985
                                             --------     -------

                                               31,476      30,453
                                             --------     -------

Income before provision for income taxes        1,493       1,128
Provision for income taxes                       (569)       (356)
                                             --------     -------
     Income from continuing
       operations                                 924         772

Discontinued operations: (Note 2)
  Loss from discontinued
    operations, net of income
    taxes of $145 for 1996                         --        (819)

  Loss on disposal of discontinued
    operations, net of income taxes
    of $2,817 for 1996                             --      (5,025)
                                             --------     -------
  Net income (loss)                          $    924     $(5,072)
                                             ========     =======
Net income (loss) per common share:
  Basic and Diluted EPS:
  Continuing operations                      $   0.22     $  0.19
  Discontinued operations                          --       (1.46)
                                             --------     -------
Net income (loss) per common share           $   0.22     $ (1.27)
                                             ========     =======

     See accompanying notes to condensed consolidated financial statements.

                           SUN COAST INDUSTRIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                 (dollars in thousands, except per share data)

                                              Three Months Ended
                                                 December 31,
                                             ---------------------
                                              1997          1996
                                             -------      --------
Sales                                        $16,332      $ 15,585

Costs and expenses:
  Cost of sales                               13,049        12,533
  Selling, general and administrative          1,763         2,228
  Interest, net                                  416           488
                                             -------      --------

                                              15,288        15,249
                                             -------      --------

Income before provision for income taxes       1,104           336
Provision for income taxes                      (428)          (99)
                                             -------      --------
     Income from continuing
       operations                                676           237

Discontinued operations: (Note 2)
  Loss from discontinued
    operations, net of income taxes
    of $260 for 1996                              --          (474)

  Loss on disposal of discontinued
    operations, net of income taxes
    of $2,817 for 1996                            --        (5,025)
                                             -------      --------

  Net income (loss)                          $   676      $ (5,262)
                                             =======      ========

Net income (loss) per common share:
  Basic and Diluted EPS:
  Continuing operations                      $  0.16       $  0.06
  Discontinued operations                         --         (1.37)
                                             -------       -------
Net income (loss) per common share           $  0.16       $ (1.31)
                                             =======       =======

     See accompanying notes to condensed consolidated financial statements.

                           SUN COAST INDUSTRIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (dollars in thousands)



                                                                     Six Months Ended
                                                                        December 31,
                                                                   --------------------
                                                                     1997         1996
                                                                   -------       -------
Cash flows from operating activities:
  Net income  (loss)                                               $   924      $ (5,072)
  Adjustments to reconcile net income (loss):
     Loss from discontinued operations                                  --           819
     Loss from disposal of discontinued operations                      --         5,025
     Depreciation and amortization                                   2,313         2,653
     Loss (gain) on sale of property, plant and equipment                1           (44)
     Deferred income taxes                                            (265)          149
     Credit for doubtful accounts                                      (50)           (1)
     Changes in assets and liabilities:
       Accounts receivable                                           1,044         1,438
       Inventories, net                                               (696)         (215)
       Other current assets                                             15           905
       Intangible and other assets                                    (301)         (781)
       Accounts payable and accrued expenses                        (3,731)          (74)
                                                                   -------      --------
          Net cash provided (used) by continuing operations           (746)        4,802
          Net cash provided by discontinued operations               1,999           595
                                                                   -------      --------
          Net cash provided by operating activities                  1,253         5,397

Cash flows from investing activities:
  Capital expenditures                                                (886)       (1,183)
  Dispositions                                                          --            56
  Proceeds from disposal of discontinued operations                    641            --
                                                                   -------      --------
       Net cash used in investing activities                          (245)       (1,127)

Cash flows from financing activity -
  Repayment of long-term debt                                       (1,084)       (2,374)
                                                                   -------      --------
Change in cash and cash equivalents                                    (76)        1,896
Cash and cash equivalents at beginning of period                       324         1,778
                                                                   -------      --------
Cash and cash equivalents at end of period                         $   248      $  3,674
                                                                   =======      ========

    See accompanying notes to condensed consolidated financial statements.

                           SUN COAST INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 31, 1997

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

     Description of Business

     Sun Coast Industries, Inc. (the "Company") manufactures and sells plastic closures and melamine and urea resins and compounds. The Specialty Resins and Compounds Division manufactures melamine and urea resins and compounds, which it supplies to other manufacturers. (See Note 5 on sale). The Closures Division manufactures linerless, foil or foam lined and tamper-evident plastic closures and lids. These closures are used in the U.S. for bottling and packaging of food, beverage, chemical and pharmaceutical products. The Consumer Products and Foodservice Divisions, which are being discontinued (see Note 2), manufacture compression molded melamine dinnerware and injection molded plastic drinkware and other houseware products, which the Company sells to U.S., Canadian and Mexican retail and commercial markets.

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

                           SUN COAST INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997

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

     Environmental Costs

     A liability for environmental assessments and/or cleanup is accrued when it is probable a loss has been incurred and is estimable. No significant liabilities were in existence at December 31, 1997 and June 30, 1997.

                           SUN COAST INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997

NOTE 1 - THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (Cont'd)

     Net Income Per Common Share

     On December 31, 1997 the Company adopted Statement of Financial Accounting Standards No. 128 "Earnings per Share". This statement replaces the primary and fully diluted earnings per share computations with basic and diluted earnings per share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by weighted average number of common shares and dilutive securities outstanding during the period and must be presented in all cases with basic earnings per share. Dilutive securities consist of common stock options.


     The reconciliation of common shares outstanding to dilutive common shares outstanding is as follows:

                              Six months          Six months          Three months        Three months
                            ended Dec. 31,       ended Dec. 31,      ended Dec. 31,      ended Dec. 31,
                                1997                 1996                1997                1996

     Weighted average
     common shares
     Dilutive securities-     4,117,629           4,004,229            4,117,629          4,004,229
     common stock options        48,925                 903              140,997                969
     Weighted average         ---------           ---------            ---------          ---------
     common shares plus       4,166,554           4,005,132            4,258,626          4,005,198
     dilutive securities      =========           =========            =========          =========

     Revenue Recognition

     Sales are recognized when the product is shipped. Sales are shown net of returns and allowances.

     Research and Development

     Research and development costs associated with new product development, application and testing are expensed as incurred.

     Statement of Cash Flows

     For purposes of the statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents at December 31, 1997 and June 30, 1997 were not significant.

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

     Sales of the divisions for the five months of fiscal 1997 prior to the December 6th Board's decision to discontinue these operations were $7,678,000. Sales for the six month periods ended December 31, 1997 and 1996 were $2,935,000 and $9,171,000, respectively.

     The remaining reserve for loss on disposal is considered adequate at December 31, 1997 to cover estimated future costs of disposal of the Consumer Products Tableware Division.

     The net assets of discontinued operations are summarized as follows:

                                            December 31,         June 30,
                                                1997               1997
                                            (unaudited)
                                            ------------         --------
                                                     ($ in thousands)
           Current assets                      $ 2,769            $ 6,401
           Plant, property and equipment         3,809              4,117
           Intangible & other assets               489                503
           Current liabilities                    (460)              (280)
           Accrued expenses                       (208)              (870)
           Long term debt                           --             (1,000)
           Deferred taxes                          584              1,309
           Foreign Currency Translation            737                737
           Provision for estimated loss
             on disposal                        (2,780)            (3,337)
                                               -------            -------
           Net assets of discontinued
             operations                        $ 4,940            $ 7,580
                                               =======            =======

NOTE 3 - INVENTORIES

                                 December 31,
                                     1997              June 30,
                                 (unaudited)            1997
                                 ------------         --------
                                        (in thousands)
Raw Materials                     $    2,182          $  2,169
Work-in-process                          333               384
Finished goods                         2,930             2,439
                                  ----------          --------
                                       5,445             4,992
Obsolescence reserve                    (391)             (634)
                                  ----------          --------
                                  $    5,054          $  4,358
                                  ==========          ========

NOTE 4 - LONG TERM DEBT

                                               December 31,    June 30,
                                                   1997          1997
                                               (unaudited)
                                               ------------    -------
                                                    (in thousands)
     Term Loan                                   $12,520       $13,742
     Revolving credit line                         3,882         3,643
     Industrial development revenue bonds          1,950         2,025
     Capitalized lease obligations                   100           178
                                                 -------       -------
     Subtotal                                     18,452        19,588

     Less: Debt issuance costs                      (217)         (269)
                                                 -------       -------
                                                  18,235        19,319
     Less: Current maturities on original
           maturity schedule                      (6,987)       (5,864)
                                                 -------       -------
                                                 $11,248       $13,455
                                                 =======       =======

     On January 31, 1997, the Company refinanced its existing debt with a new lender to provide a total credit facility of $30 million in borrowings secured by substantially all the assets of the Company. The facility provides for borrowings under three separate arrangements - (i) a term loan in an aggregate principal amount of $10 million payable in monthly installments through January 31, 2000, (ii) a second term loan in an aggregate principal amount of $5 million payable in monthly installments beginning January 1, 1998 through January 31, 2000, and (iii) a $15 million revolving loan, due January 31, 2000. As of December 31, 1997, outstanding borrowings under the credit facility included $12.5 million under the two term loans, and $3.9 million under the revolving credit line. At December 31, 1997, based on the Company's borrowing formula incremental borrowing availability was approximately $5.1 million under the revolving credit line. The credit facility provides for the issuance of up to $2.0 million of letters of credit, subject to the borrowing availability under the revolving credit line. The Loan agreement contains various covenants, including material maintaining certain financial ratios and tests, limitation on the issuance of debt and the amount of capital expenditures, capital leases, investments and dividends. The primary financial covenants include quarter end calculations of net worth, working capital and fixed charge coverage and a limitation on annual capital expenditures. In conjunction with the refinancing, the Company issued 100,000 shares of its common stock to the new lender.

     As the Company is currently in compliance with the loan covenants on its new debt, the company has classified its outstanding debt as current or long term based upon maturity obligations.

NOTE 5 - SUBSEQUENT EVENTS

     On February 6, 1998, the Company sold certain operating assets related to the Specialty Resins and Compounds Division of Plastics Manufacturing Company, a wholly owned subsidiary of Sun Coast Industries, Inc., for $13.8 million, subject to certain adjustments. The purchaser assumed certain operating liabilities. No gain or loss is expected on the sale.

     On January 28, 1998, the Company announced that a definitive merger agreement with Kerr Group, Inc. had been signed, pursuant to which Kerr will pay $10.75 in cash for each outstanding share of Sun Coast common stock. The cash tender offer commenced of February 3, 1998 and is expected to close March 1998.

Item II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Three Months Ended December 31, 1997, Compared to the Three Months
               Ended December 31, 1996 for Continuing Operations

     Sales for the three months ended December 31, 1997, increased $747,000 or 4.8%, when compared to the same period in 1996 due primarily to increased customer demand.

     Cost of sales as a percentage of net sales decreased to 79.9% from 80.4%. The improvement in gross margin was primarily the result of increased volume.

     Selling, general and administrative expense ("SG&A") decreased $465,000 to 10.8% of sales for the three months ended December 31, 1997 as compared to 14.3% of sales for the three months ended December 31, 1996. This decrease is the result of certain expenses related to the refinancing of bank debt and costs related to review of various strategic alternatives in the prior fiscal year.

     Interest expense has decreased $72,000 for the three months ended
     December 31, 1997 compared to the three months ended December 31, 1996 due to the Company's effort to pay down the long-term debt facility offset by an increase in interest rates as a result of new bank financing completed in January 1997.

     Net income from continuing operations increased $439,000 from the comparable prior fiscal period primarily due to the increased sales volumes.

Item II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Six Months Ended December 31, 1997, Compared to the Six Months Ended December 31, 1996 for Continuing Operations

     Sales for the six months ended December 31, 1997, increased $1,388,000 or 4.4%, when compared to the same period in 1996 due primarily to increased customer demand.

     Cost of sales as a percentage of net sales increased to 83.2% from 79.9%. The decrease in gross margin was primarily the result of volume decreases affecting absorption as well as certain price reductions in the Closure's division during the first quarter of fiscal 1998. In the Chemical division, a worldwide shortage of one of it's primary raw materials resulted in cost increases that were not passed through until the second quarter of fiscal 1998.

     Selling, general and administrative expense ("SG&A") decreased $977,000 to 9.8% of sales for the six months ended December 31, 1997 as compared to 13.4% of sales for the six months ended December 31, 1996. This decrease is primarily the result of nonrecurring legal expenses incurred in the comparable prior fiscal period.

     Interest expense has decreased $166,000 for the six months ended December 31, 1997 compared to the six months ended December 31, 1996 primarily due to the Company's effort to pay down the long-term debt facility offset by an increase in interest rates as a result of the new bank financing completed in January 1997.

     Net income from continuing operations increased $152,000 from the comparable prior fiscal period primarily due to increased sales volumes.

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

     Sales of the divisions for the five months of fiscal 1997 prior to the December 6th Board's decision to discontinue these operations were $7,678,000. Sales for the six month periods ended December 31, 1997 and 1996 were $2,935,000 and $9,171,000, respectively.

     The remaining reserve for loss on disposal is considered adequate at December 31, 1997 to cover estimated future costs of disposal of the Consumer Products Tableware Division.

     Liquidity and Capital Resources

     Management reviews the Company's working capital, accounts receivable and relationship of debt to equity on a continuing basis. The Company's growth has been financed through long-term debt financing and cash generated from operations. During the six months ended December 31, 1997, the Company repaid net borrowings by $1,084,000. Cash flow used in continuing operations was $746,000.

     Capital expenditures for the six months ended December 31, 1997 were $886,000. Anticipated future capital additions should approximate less than $3 million for the remainder of fiscal 1998.

     In January 1997, the Company refinanced its existing debt with a new lender to provide a total credit facility of $30 million in borrowings secured by substantially all the assets of the Company. The facility provides for borrowings under three separate arrangements - (i) a term loan in an aggregate principal amount of $10 million payable in monthly installments through January 31, 2000, (ii) a second term loan in an aggregate principle amount of $5 million payable in monthly installments beginning January 1, 1998 through January 31, 2000, and (iii) a $15 million revolving loan, due January 31, 2000. As of December 31, 1997, outstanding borrowings under the credit facility included $12.5 million under the two term loans and $3.9 million under the revolving credit line. At December 31, 1997, based on the Company's borrowing formula incremental borrowing availability was approximately $5.1 million under the revolving credit line. The credit facility provides for the issuance of up to $2.0 million of letters of credit, subject to the borrowing availability under the revolving credit line. The loan agreement contains various covenants, including maintaining certain financial ratios and tests, limitation on the issuance of debt and the amount of capital expenditures, capital leases, investments and dividends. The primary financial covenants include quarter end calculations of net worth, working capital and fixed charge coverage and a limitation on annual capital expenditures.

     On February 6, 1998 the Company sold certain operating assets related to the Specialty Resins and Compounds Division. The cash proceeds of $13.8 million were applied to the Company's outstanding borrowings. As of February 6, 1998 outstanding borrowings under the credit facility included $2.1 million under the two term loans.

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

                           SUN COAST INDUSTRIES, INC.
                               December 31, 1997

PART II - OTHER INFORMATION

     Item 1 - Legal Proceedings

     None.

     Item 2 - Changes in Securities

     None.

     Item 3 - Defaults Upon Senior Securities

     None.

     Item 4 - Submission of Matters to a Vote of Security Holders

     None.

     Item 5 - Other Information

        On February 6, 1998, the Company sold to Borden Chemical, Inc. substantially all the assets of the Speciality Resins and Compounds Division for $13.8 million, subject to certain adjustments. The purchaser assumed certain operating liabilities.

        On January 28, 1998, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Kerr Group, Inc. ("Kerr") and Saffron Acquisition Corp., a wholly-owned subsidiary of Kerr (the "Purchaser"), pursuant to which the Purchaser has commenced a tender offer (the "Offer") to purchase all of the outstanding shares of the Company's common stock, par value $0.01 per share (the "Shares"), for a cash price of $10.75 per Share. The Offer is conditioned upon, among other things, the tender of at least a majority of the Shares outstanding on a fully diluted basis. The Merger Agreement provides that following consummation of the Offer, the Purchaser will be merged (the "Merger") with and into the Company and those Shares that are not acquired in the Offer will be converted into the right to receive $10.75 per Share in cash.

        The Board of Directors of the Company has unanimously approved the Merger Agreement, the Offer and the Merger and determined that the shares of the offer and the Merger are fair to, and in the best interest of, the Company and the holders of the Shares. The Company has filed with the Securities and Exchange Commission a Schedule 14D-9, describing the factors considered by the Board in arriving at its recommendation.

     Item 6 - Exhibits and Reports in Form 8K

        (a)   Exhibits:

      Exhibit 2.1 Agreement and Plan of Merger, dated as of January 28, 1998, among Sun Coast Industries, Inc., Kerr Group, Inc. and Saffron Acquisition Corp. (filed as Exhibit 1 to the Company's Schedule 14D-9 filed on February 3, 1998 and incorporated herein by reference).

      Exhibit 2.2 Company Option Agreement, dated as of January 28, 1998 among Sun Coast Industries, Inc. and Kerr Group, Inc. (filed as
                    Exhibit 2 to the Company's Schedule 14D-9 filed on February 3, 1998 and incorporated herein by reference).

      Exhibit 2.3 Guarantee, dated as of January 28, 1998, between Sun Coast Industries, Inc. and Fremont Partners, L.P. (filed as
                    Exhibit 3 to the Company's Schedule 14D-9 filed on February 3, 1998 and incorporated herein by reference).

      Exhibit 2.4 Stockholder Agreement, dated as of January 28, 1998, between Kerr Group, Inc. and James M. Hoak, Jr. (filed as Exhibit 4 to the Company's Schedule 14D-9 filed on February 3, 1998 and incorporated herein by reference).

      Exhibit 10.1 Rights Agreement, dated as of June 6, 1995, between Sun Coast Industries, Inc. and American Stock Transfer & Trust Company (filed as Exhibit 5 to the Company's Schedule 14D-9 filed on February 3, 1998 and incorporated herein by reference).

      Exhibit 10.2 Amendment No. 2 to the Rights Agreement, dated as of January 28, 1998, between Sun Coast Industries, Inc. and American Stock Transfer & Trust Company (filed as Exhibit 6 to the Company's Schedule 14D-9 filed on February 3, 1998 and incorporated herein by reference).

      Exhibit 10.3 Purchase and Sale Agreement dated as of December 22, 1997 between Sun Coast Industries, Inc., Sun Coast Holdings, Inc. and Plastics Manufacturing Company, and Borden Chemical, Inc. (filed as Exhibit 10 to the Company's Schedule 14D-9 filed on February 3, 1998 and incorporated herein by reference).

      Exhibit 10.4 Confidentiality Agreement dated November 14, 1997, between the Company and Fremont Partners, L.P. (filed as Exhibit 11 to the Company's Schedule 14D-9 filed on February 3, 1998 and incorporated herein by reference).

      Exhibit 10.5 Confidentiality Agreement dated January 8, 1998, among the Company, Fremont Partners, L.P. and Kerr Group, Inc. (filed as Exhibit 12 to the Company's Schedule 14D-9 filed on February 3, 1998 and incorporated herein by reference).

      b. On February 6, 1998, the Company filed a Form 8-K to report the disposition of assets of its Speciality Resins and Compound Division, as further described in Item 5 hereof.

      27     Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         Sun Coast Industries, Inc.
                         ------------------------------------------------------
                         Registrant

2/13/98                  By: /s/ EDDIE M. LESOK
--------                     --------------------------------------------------
 Date                        Eddie M. Lesok, Chief Executive Officer
                             and President

2/13/98                  By: /s/ CYNTHIA R. MORRIS
--------                     --------------------------------------------------
 Date                        Cynthia R. Morris, CFO, Secretary and Treasurer

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER            EXHIBIT
-------           -------

  27              Financial Data Schedule